Form 10-Q
period 2022-06-30
New Mountain Guardian IV BDC, L.L.C.
filed 2022-08-15
CIK 1925531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2022

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
_________________________________________________________________________________

Commission File Number	Exact name of registrant as specified in its charter, addresses of principal executive offices, telephone numbers and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
000-56437	New Mountain Guardian IV BDC, L.L.C. 1633 Broadway, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Organization: Delaware	88-1377220
_________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Units of Limited Liability Company Interests
_________________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of August 15, 2022 was 2,458,000. As of June 30, 2022, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian IV BDC, L.L.C.
Statement of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

June 30, 2022
Assets
Non-controlled/non-affiliated investments at fair value (cost of $34,580)	$34,346
Cash and cash equivalents	27,541
Interest and dividend receivable	113
Other assets	153
Total assets	$62,153
Liabilities
Borrowings
BMO Subscription Line	$32,800
Deferred financing costs (net of accumulated amortization of $3)	(32)
Net borrowings	32,768
Payable for unsettled securities purchased	4,162
Payable to affiliate	189
Distribution payable	176
Management fee payable	32
Interest payable	23
Other liabilities	956
Total liabilities	38,306
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 2,458,000 units issued and outstanding	24,580
Accumulated overdistributed earnings	(733)
Total members' capital	$23,847
Total liabilities and members' capital	$62,153
Members' capital per unit	$9.70
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV BDC, L.L.C.
Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

For the period from May 9, 2022 (commencement of operations) to
June 30, 2022
Investment income
Interest income	$136
Dividend income	2
Fee income	571
Total investment income	709
Expenses
Organizational and offering expenses	705
Administrative expenses	145
Management fee	96
Professional fees	91
Interest and other financing expenses	32
Other general and administrative expenses	27
Total expenses	1,096
Less: management fees waived (See Note 5)	(64)
Net expenses	1,032
Net investment loss	(323)
Net change in unrealized depreciation of investments	(234)
Net realized and unrealized losses	(234)
Net decrease in members' capital resulting from operations	$(557)
Loss per unit (basic & diluted)	$(0.46)
Weighted average common units outstanding - basic & diluted (See Note 10)	1,209,762

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV BDC, L.L.C.
Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

For the period from May 9, 2022 (commencement of operations) to
June 30, 2022
Decrease in members' capital resulting from operations:
Net investment loss	$(323)
Net change in unrealized depreciation of investments	(234)
Net decrease in members' capital resulting from operations	(557)
Capital transactions
Contributions	24,579
Distributions declared to unitholders from net investment income	(176)
Total net increase in members' capital resulting from capital transactions	24,403
Net increase in members' capital	23,846
Members' capital at the beginning of the period	1
Members' capital at the end of the period	$23,847

Capital unit activity
Units issued	2,457,900
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV BDC, L.L.C.
Statement of Cash Flows
(in thousands)
(unaudited)

For the period from May 9, 2022 (commencement of operations) to
June 30, 2022
Cash flows from operating activities
Net decrease in members' capital resulting from operations	$(557)
Adjustments to reconcile net decrease in members' capital resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation of investments	234
Amortization of purchase discount	(4)
Amortization of deferred financing costs	3
Amortization of deferred offering costs	21
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(34,537)
Proceeds from sales and paydowns of investments	5
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	11
Cash paid for purchase of drawn portion of revolving credit facilities	(55)
Interest and dividend receivable	(113)
Other assets	(27)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	4,162
Interest payable	23
Management fee payable	32
Payable to affiliates	189
Other liabilities	774
Net cash flows used in operating activities	(29,839)
Cash flows from financing activities
Net proceeds from issuance of common units	24,579
Proceeds from BMO Subscription Line	37,400
Repayment of BMO Subscription Line	(4,600)
Net cash flows provided by financing activities	57,379
Net increase in cash and cash equivalents	27,540
Cash and cash equivalents at the beginning of the period	1
Cash and cash equivalents at the end of the period	$27,541

Supplemental disclosure of cash flow information
Cash interest paid	$6
Non-cash financing activities:
Distributions declared and payable	$176
Accrual for deferred offering costs	147
Accrual for deferred financing costs	35
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV BDC, L.L.C.

Schedule of Investments
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (4)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Knockout Intermediate Holdings I Inc. (5)
Kaseya Inc.
Software	First lien	8.29% (SOFR + 5.75%/S)	6/23/2022	6/25/2029	$7,798	$7,740	$7,740	12.45%
IMO Investor Holdings, Inc.
Healthcare Information Technology	First lien (2)	7.65% (SOFR + 6.00%/S)	5/11/2022	5/11/2029	4,604	4,559	4,558
	First lien (2)(3) - Drawn	7.24% (SOFR + 6.00%/M)	5/11/2022	5/11/2028	55	54	54
					4,659	4,613	4,612	7.42%
Foreside Financial Group, LLC
Business Services	First lien (2)	7.12% (L + 5.50%/M)	5/26/2022	9/30/2027	3,411	3,377	3,377	5.43%
DOCS, MSO, LLC
Healthcare Services	First lien	6.90% (SOFR + 5.75%/M)	6/1/2022	6/1/2028	3,034	3,034	3,034	4.88%
Anaplan, Inc.
Software	First lien	8.01% (SOFR + 6.50%/M)	6/21/2022	6/21/2029	3,000	2,970	2,970	4.78%
Barracuda Networks, Inc.
Software	First lien	6.29% (SOFR + 4.50%/Q)	5/17/2022	5/17/2029	3,000	2,956	2,850	4.59%
KWOR Acquisition, Inc.
Business Services	First lien	6.99% (L + 5.25%/M)	6/22/2022	12/22/2028	1,945	1,926	1,930	3.11%
Eisner Advisory Group LLC
Financial Services	First lien (2)	6.39% (SOFR + 4.75%/M)	5/18/2022	7/28/2028	1,943	1,914	1,914	3.08%
Foundational Education Group, Inc.
Education	Second lien (2)	8.82% (SOFR + 6.50%/Q)	5/24/2022	8/31/2029	1,333	1,208	1,263	2.03%
Smile Doctors LLC
Healthcare Services	First lien (2)(3) - Drawn	8.60% (L + 5.75%/S)	5/13/2022	12/23/2028	403	399	401	0.64%
Total Funded Debt Investments - United States					$30,526	$30,137	$30,091	48.41%
Funded Debt Investments - United Kingdom
Trident Bidco Limited**
Business Services	First lien	6.04% (SOFR + 5.25%/Q)	6/7/2022	5/30/2029	$3,711	$3,675	$3,674	5.91%
Total Funded Debt Investments - United Kingdom					$3,711	$3,675	$3,674	5.91%
Total Funded Debt Investments					$34,237	$33,812	$33,765	54.32%
Equity - United States
Knockout Intermediate Holdings I Inc. (5)
Software	Preferred shares	—	6/22/2022	—	789	$779	$779	1.25%
Total Shares - United States						$779	$779	1.25%
Total Shares						$779	$779	1.25%
Total Funded Investments						$34,591	$34,544	55.57%
Unfunded Debt Investments - United States
DOCS, MSO, LLC
Healthcare Services	First lien (3) - Undrawn	—	6/1/2022	6/3/2024	$1,058	$—	$—
	First lien (3) - Undrawn	—	6/1/2022	6/1/2028	282	—	—
					1,340	—	—	—%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV BDC, L.L.C.

Schedule of Investments (Continued)
June 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (4)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Knockout Intermediate Holdings I Inc. (5)
Kaseya Inc.
Software	First lien (3) - Undrawn	—	6/23/2022	6/24/2024	$476	$—	$(4)
	First lien (3) - Undrawn	—	6/23/2022	6/25/2029	476	(4)	(4)
					952	(4)	(8)	(0.01)%
Foreside Financial Group, LLC
Business Services	First lien (2)(3) - Undrawn	—	5/26/2022	9/30/2027	223	(2)	(2)
	First lien (2)(3) - Undrawn	—	5/26/2022	5/26/2024	742	—	(7)
					965	(2)	(9)	(0.01)%
KWOR Acquisition, Inc.
Business Services	First lien (3) - Undrawn	—	6/22/2022	6/22/2024	2,055	—	(15)	(0.02)%
IMO Investor Holdings, Inc.
Healthcare Information Technology	First lien (2)(3) - Undrawn	—	5/11/2022	5/11/2028	493	(5)	(5)
	First lien (2)(3) - Undrawn	—	5/11/2022	5/13/2024	1,096	—	(10)
					1,589	(5)	(15)	(0.02)%
KPSKY Acquisition Inc.
Industrial Services	First lien (2)(3) - Undrawn	—	6/17/2022	6/17/2024	1,775	—	(18)	(0.03)%
Smile Doctors LLC
Healthcare Services	First lien (2)(3) - Undrawn	—	5/13/2022	12/23/2023	4,597	—	(23)	(0.04)%
Sun Acquirer Corp.
Consumer Services	First lien (2)(3) - Undrawn	—	6/1/2022	6/1/2024	5,000	—	(50)	(0.08)%
Fortis Solutions Group, LLC
Packaging	First lien (2)(3) - Undrawn	—	6/24/2022	6/24/2024	5,971	—	(60)	(0.10)%
Total Unfunded Debt Investments - United States					$24,244	$(11)	$(198)	(0.31)%
Total Unfunded Debt Investments					$24,244	$(11)	$(198)	(0.31)%
Total Non-Controlled/Non-Affiliated Investments						$34,580	$34,346	55.26%
Total Investments						$34,580	$34,346	55.26%

(1)New Mountain Guardian IV BDC, L.L.C. (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(3)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(4)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of June 30, 2022.
(5)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Kaseya, Inc., a wholly-owned subsidiary of Knockout Intermediate Holdings I, Inc. The preferred equity is entitled to receive cumulative preferential dividends at a rate of 11.75% per annum.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2022, 5.91% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV BDC, L.L.C.

Schedule of Investments (Continued)
June 30, 2022
(unaudited)

June 30, 2022
Investment Type	Percent of Total Investments at Fair Value
First lien	94.05%
Second lien	3.68%
Equity and other	2.27%
Total investments	100.00%

June 30, 2022
Industry Type	Percent of Total Investments at Fair Value
Software	41.73%
Business Services	26.08%
Healthcare Information Technology	13.38%
Healthcare Services	9.93%
Financial Services	5.57%
Education	3.68%
Industrial Services	(0.05)%
Consumer Services	(0.15)%
Packaging	(0.17)%
Total investments	100.00%

June 30, 2022
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	97.73%
Fixed rates	2.27%
Total investments	100.00%
The accompanying notes are an integral part of these financial statements.

Notes to the Financial Statements of
New Mountain Guardian IV BDC, L.L.C.
June 30, 2022
(in thousands, except unit data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Guardian IV BDC, L.L.C. (the "Company") is a Delaware limited liability company formed on March 18, 2022. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company intends to elect to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units"). Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (a "Subscription Agreement"). The Company expects closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the 24-month period following the initial closing of Capital Commitments, which occurred on May 4, 2022 (the "Closing Period"). The Company may accept and draw down on Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments after the Closing Period. The Company commenced loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on May 9, 2022 (the "Initial Drawdown"). The "Investment Period" began on May 4, 2022 and will continue until May 4, 2028, the four-year anniversary of the end of the Closing Period. The term of the Company is until May 4, 2030, six years from the end of the Closing Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by the Company's board of directors.
The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and opportunistic open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. In some cases, the Company's investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. The Company invests across the capital structure of middle market companies, primarily targeting first lien and unitranche loans and to a lesser extent second lien and passive preferred stock investments where the Investment Adviser has a high degree of conviction in the business. As of June 30, 2022, the Company's top five industry concentrations were software, business services, healthcare information technology, healthcare services and financial services.

Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946").
The Company's financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the period(s) presented. All intercompany transactions have been eliminated. Revenues are recognized when earned and expenses when incurred. The financial results of the Company's portfolio investments are not consolidated in the financial statements.
The Company's interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 and 10 of Regulation S-X. Accordingly, the Company’s interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2022.
Investments—The Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Company's Statement of Assets, Liabilities and Members' Capital at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Company's Statements of Operations as "Net change in unrealized appreciation (depreciation) of investments" and realizations on portfolio investments reflected in the Company's Statements of Operations as "Net realized gains (losses) on investments".
The Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, the Company's board of directors is ultimately and solely responsible for determining the fair value of the Company's portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. The Company's quarterly valuation procedures are set forth in more detail below:
(1)Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.
(2)Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.
a.Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and, if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and
b.For investments other than bonds, the Company looks at the number of quotes readily available and performs the following procedures:
i.Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. The Company will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the Company will use one or more of the methodologies outlined below to determine fair value; and
ii.Investments for which one quote is received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).
(3)Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:

a.Each portfolio company or investment is initially valued by the investment professionals of the Investment Adviser responsible for the credit monitoring;
b.Preliminary valuation conclusions will then be documented and discussed with the Company's senior management;
c.If an investment falls into (3) above for four consecutive quarters and if the investment's par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the Company does not have a readily available market quotation will be reviewed by an independent valuation firm engaged by the Company's board of directors; and
d.When deemed appropriate by the Company's management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.
For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of a commitment not completely funded may result in a negative fair value until it is called and funded.
The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments may fluctuate from period to period and the fluctuations could be material.
See Note 3. Investments, for further discussion relating to investments.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2022.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the period from May 9, 2022 (commencement of operations) to June 30, 2022, the Company recognized PIK dividends from investments of $2, and no PIK interest from investments.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2022, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Fee income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
Interest and other financing expenses—Interest and other financing fees are recorded on an accrual basis by the Company. See Note 6. Borrowings, for details.
Organizational expenses—Organizational expenses include costs and expenses incurred in connection with the formation and organization of the Company and are expensed as incurred in the Statements of Operations. Any organizational and offering expenses paid by the Company in excess of the lesser of $2,500 or 0.50% of the aggregate Capital Commitments will be applied as a reduction to the base management fee paid to the Investment Adviser and cannot be recouped by the Investment Adviser.
Deferred offering costs—The Company's deferred offering costs consists of fees and expenses incurred in connection with the offering of the Company's Units. Upon the issuance of Units, deferred offering costs are then amortized into expense to Organizational and Offering Expenses on the Statements of Operations on a straight line basis over a period of 12 months beginning on the date of commencement of operations. Deferred offering costs are included on the Company’s Statement of Assets, Liabilities and Members' Capital.
Deferred financing costs—The deferred financing costs of the Company consist of capitalized expenses related to the origination and amending of the Company's borrowings. The Company amortizes these costs into expense over the stated life of the related borrowing. See Note 6. Borrowings, for details.
Income taxes—The Company intends to elect to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code with the filing of its first tax return for the year ending December 31, 2022, and thereafter intends to comply with the requirements to qualify and maintain its status as a RIC annually. As a RIC, the Company is not subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to its unitholders.
To qualify and be subject to tax treatment as a RIC, the Company is required to meet certain income and asset diversification tests in addition to timely distributing at least 90.0% of its investment company taxable income, as defined by the Code. Since U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes.
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes.
For U.S. federal income tax purposes, distributions paid to unitholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof.
The Company will be subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year.
Distributions—Distributions to the Company's unitholders are recorded on the record date as set by the Company's board of directors. The Company intends to make timely distributions to its unitholders that will be sufficient to enable the Company to qualify and maintain its status as a RIC. The Company intends to distribute approximately all of its net investment income on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
Earnings per Unit—The Company's earnings per unit ("EPU") amounts have been computed based on the weighted-average number of Units outstanding for the period. Basic EPU is computed by dividing net increase (decrease) in members' capital resulting from operations by the weighted average number of Units outstanding during the period of computation. Diluted EPU is computed by dividing net increase (decrease) in members' capital resulting from operations by the weighted average number of Units assuming all potential Units had been issued, and its related net impact to members' capital accounted for, and the additional Units were dilutive. Diluted EPU reflects the potential dilution, using the as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised.
Foreign securities—The accounting records of the Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with "Net change in unrealized appreciation (depreciation) of investments" and "Net realized gains (losses) on investments" in the Company's Statements of Operations.
Investments denominated in foreign currencies may be negatively affected by movements in the rate of exchange between the U.S. dollar and such foreign currencies. This movement is beyond the control of the Company and cannot be predicted.
Use of estimates—The preparation of the Company's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Company's financial statements and the reported amounts of revenues and expenses during the reporting periods. Changes in the economic environment, financial markets, and other metrics used in determining these estimates could cause actual results to differ from the estimates used, and the differences could be material.
Note 3. Investments
At June 30, 2022, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$32,593	$32,304
Second lien	1,208	1,263
Equity and other	779	779
Total investments	$34,580	$34,346
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$14,441	$14,331
Business Services	8,976	8,957
Healthcare Information Technology	4,608	4,597
Healthcare Services	3,433	3,412
Financial Services	1,914	1,914
Education	1,208	1,263
Industrial Services	—	(18)
Consumer Services	—	(50)
Packaging	—	(60)
Total investments	$34,580	$34,346
As of June 30, 2022, the Company had unfunded commitments on revolving credit facilities of $1,474 and no unfunded commitments on bridge facilities. As of June 30, 2022, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $22,770. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Schedule of Investments as of June 30, 2022.
Investment Risk Factors—First and second lien debt that the Company invests in is almost entirely rated below investment grade or may be unrated. Debt investments rated below investment grade are often referred to as "leveraged loans", "high yield" or "junk" debt investments, and may be considered "high risk" compared to debt investments that are rated investment grade. These debt investments are considered speculative because of the credit risk of the issuers. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal, and such risk of default could reduce the members' capital and income distributions of the Company. In addition, some of the Company's debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity. First and second lien debt may also lose significant market value before a default occurs. Furthermore, an active trading market may not exist for these first and second lien debt investments. This illiquidity may make it more difficult to value the debt.

Subordinated debt is generally subject to similar risks as those associated with first and second lien debt, except that such debt is subordinated in payment and/or lower in lien priority. Subordinated debt is subject to the additional risk that the cash flow of the borrower and the property securing the debt, if any, may be insufficient to meet scheduled payments after giving effect to the senior secured and unsecured obligations of the borrower.
The Company may directly invest in the equity of private companies or, in some cases, equity investments could be made in connection with a debt investment. Equity investments may or may not fluctuate in value, resulting in recognized realized gains or losses upon disposition.
The Company's operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. At the time of this Quarterly Report on Form 10-Q, public health restrictions have been partially or fully lifted throughout most of the United States and globally. However, new variants of COVID-19, challenges regarding distribution, hesitancy and efficacy of COVID-19 vaccines and treatments, and the reintroduction of related advisories and restrictions may prolong the effects of the COVID-19 pandemic. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of our portfolio investments and its financial condition.
While general economic conditions have improved since the beginning of the COVID-19 pandemic, the Company continues to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. The COVID-19 pandemic has and continues to have an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. Any potential impact to the Company's results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond the Company's control. These potential impacts, while uncertain, could adversely affect the Company and its portfolio companies' operating results.
Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience downturns, and the Company anticipates its business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
Note 4. Fair Value
Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between    market participants at the measurement date. Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure ("ASC 820") establishes a fair value hierarchy that prioritizes and ranks the inputs to valuation techniques used in measuring investments at fair value. The hierarchy classifies the inputs used in measuring fair value into three levels as follows:
Level I—Quoted prices (unadjusted) are available in active markets for identical investments and the Company has the ability to access such quotes as of the reporting date. The type of investments which would generally be included in Level I include active exchange-traded equity securities and exchange-traded derivatives. As required by ASC 820, the Company, to the extent that it holds such investments, does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
Level II—Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level I. Level II inputs include the following:
•Quoted prices for similar assets or liabilities in active markets;
•Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);
•Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and
•Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.
Level III—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment.

The inputs used to measure fair value may fall into different levels. In all instances when the inputs fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level of input that is significant to the fair value measurement in its entirety. As such, a Level III fair value measurement may include inputs that are both observable and unobservable. Gains and losses for such assets categorized within the Level III table below may include changes in fair value that are attributable to both observable inputs and unobservable inputs.
The inputs into the determination of fair value require significant judgment or estimation by management and consideration of factors specific to each investment. A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in the transfer of certain investments within the fair value hierarchy from period to period.
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of June 30, 2022:

	Total	Level I	Level II	Level III
First lien	$32,304	$—	$2,850	$29,454
Second lien	1,263	—	—	1,263
Equity and other	779	—	—	779
Total investments	$34,346	$—	$2,850	$31,496
The following table summarizes the changes in fair value of Level III portfolio investments for the period from May 9, 2022 (commencement of operations) to June 30, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2022:

	Total	First Lien	Second Lien	Equity and other
Fair Value, May 9, 2022 (commencement of operations)	$—	$—	$—	$—
Total gains or losses included in earnings:
Net change in unrealized (depreciation) appreciation of investments	(125)	(181)	56	—
Purchases, including revolver fundings	31,626	29,640	1,207	779
Proceeds from paydowns of investments	(5)	(5)	—	—
Fair Value, June 30, 2022	$31,496	$29,454	$1,263	$779
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(125)	$(181)	$56	$—

There were no transfers in or out of Level I, II, or III during the period from May 9, 2022 (commencement of operations) to June 30, 2022. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs.
The Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.
The Company generally uses the following framework when determining the fair value of investments where there are little, if any, market activity or observable pricing inputs. The Company typically determines the fair value of its performing debt investments utilizing an income approach. Additional consideration is given using a market based approach, as well as reviewing the overall underlying portfolio company's performance and associated financial risks. The following outlines additional details on the approaches considered:
Company Performance, Financial Review, and Analysis:    Prior to investment, as part of its due diligence process, the Company evaluates the overall performance and financial stability of the portfolio company. Post investment, the Company analyzes each portfolio company's current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting its revenue and EBITDA growth, margin trends, liquidity position, covenant compliance and changes to its capital structure. The Company also attempts to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of its original investment thesis. This analysis is specific to each portfolio company. The Company leverages the knowledge gained from its original due diligence process, augmented by this subsequent monitoring, to continually refine its outlook for each of its portfolio companies and ultimately form the valuation of its investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Company will consider the pricing indicated by the external event to corroborate the private valuation.
For debt investments, the Company may employ the Market Based Approach (as described below) to assess the total enterprise value of the portfolio company, in order to evaluate the enterprise value coverage of the Company's debt investment. For equity investments or in cases where the Market Based Approach implies a lack of enterprise value coverage for the debt investment, the Company may additionally employ a discounted cash flow analysis based on the free cash flows of the portfolio company to assess the total enterprise value. After enterprise value coverage is demonstrated for the Company's debt investments through the method(s) above, the Income Based Approach (as described below) may be employed to estimate the fair value of the investment.
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2022, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2022, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2022 were as follows:

				Range
Type	Fair Value as of June 30, 2022	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$10,129	Market & income approach	EBITDA multiple	14.5x	38.0x	25.7x
			Discount rate	7.9%	10.6%	9.2%
	1,915	Market quote	Broker quote	N/A	N/A	N/A
	17,410	Other	N/A (1)	N/A	N/A	N/A
Second lien	1,263	Income approach	Discount rate	10.4%	10.4%	10.4%
Equity and other	779	Other	N/A (1)	N/A	N/A	N/A
	$31,496

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

The fair value of the BMO Subscription Line (as defined below), which was categorized as Level III within the fair value hierarchy as of June 30, 2022, approximates its carrying value. Additionally, the carrying amounts of the Company's assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities.
Fair value risk factors—The Company seeks investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the Company's portfolio companies conduct their operations, as well as general economic, political and health conditions (including the COVID-19 pandemic), may have a significant negative impact on the operations and profitability of the Company's investments and/or on the fair value of the Company's investments. The Company's investments are subject to the risk of non-payment of scheduled interest or principal, resulting in a reduction in income to the Company and their corresponding fair valuations. Also, there may be risk associated with the concentration of investments in one geographic region or in certain industries. These events are beyond the control of the Company and cannot be predicted. Furthermore, the ability to liquidate investments and realize value is subject to uncertainties.
Note 5. Agreements and Related Parties
The Company entered into an investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser on May 3, 2022. The Investment Management Agreement has a term of two years which began on May 3, 2022, and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the board of directors, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's directors who are not parties to this the Investment Management Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act. Under the investment advisory and management agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services, to the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company.
Pursuant to the Investment Management Agreement, the base management fee is payable quarterly in arrears at an annual rate of 1.15% of the aggregate contributed capital from all unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) as of the last day of the applicable quarter. For the period from the effective date of the Investment Management Agreement through the one-year anniversary of the Initial Drawdown Date, the base management fee shall be reduced by 50% (for the avoidance of doubt, this results in a management fee rate of 0.575% through May 9, 2023, the one-year anniversary of the Initial Drawdown Date). Because the one-year anniversary of the Initial Drawdown Date occurs on a date other than the last day of a calendar quarter, the management fee shall be prorated for such calendar quarter and calculated based on the number of days in such period up to, and including, the one-year anniversary of the Initial Drawdown Date. The base management fee could be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by the Company to a placement agent and any amounts in excess of the organizational and offering expense in excess of the lesser $2,500 or 0.50% of the aggregate Capital Commitments or any fund expenses in excess of the Specified Expenses Cap (as defined below).
The Investment Adviser has entered into agreements with placement agents that provide for ongoing payments from the Investment Adviser based upon the amount of a unitholder's Capital Commitment or capital contributions. Neither the Company nor any unitholders will bear any of the fees paid to placement agents of the Company as any such fees paid by the Company will offset the management fees.
The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company's income and a portion is based on a percentage of the Company's capital gains, each as described below.
Incentive Fee on Pre-Incentive Fee Net Investment Income
The portion based on the Company's income (the "Income Incentive Fee") is based on pre-incentive fee net investment income ("Pre-Incentive Fee Net Investment Income"). Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company's members' capital at the end of the immediate preceding quarter, is compared to a "hurdle rate" of return of 1.75% per quarter (7.0% annualized).
The Company will pay the Investment Adviser an incentive fee quarterly in arrears with respect to the Company's Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income in any calendar quarter in which the Company's Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%;
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to a rate of return of 2.059% (8.235% annualized). The Company refers to this portion of the Company's Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 2.059%) as the "catch-up." The "catch-up" is meant to provide the Investment Adviser with approximately 15.0% of the Company's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeds 2.059% in any calendar quarter; and
•15.0% of the dollar amount of the Company's Pre-Incentive Fee Net Investment Income, if any, that exceeds a rate of return of 2.059% (8.235% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 15.0% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to the Investment Adviser.
For the period from May 9, 2022 (commencement of operations) to June 30, 2022, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
Incentive Fee on Capital Gains
The second component of the incentive fee is the capital gains incentive fee. The Company will pay the Investment Adviser an incentive fee with respect to the Company's cumulative realized capital gains computed net of all realized capital losses and unrealized capital depreciation since inception ("Cumulative Net Realized Gains") based on the waterfall below:
a.First, no incentive fee is payable to the Investment Adviser on Cumulative Net Realized Gains until total return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders is equal to total capital contributions;
b.Second, no incentive is payable to the Investment Adviser on Cumulative Net Realized Gains until the Company has paid cumulative distributions equal to an annualized, cumulative internal rate of return of 7.0% on the total contributed capital to the Company calculated from the date that each such amount was due to be contributed to the Company until the date each such distribution is paid;
c.Third, upon a distribution that results in cumulative distributions exceeding the amounts in clause (a) and (b) above, an incentive fee on capital gains payable to the Investment Adviser equal to 100.0% of the amount of Cumulative Net Realized Gains until the Investment Adviser has received (together with amounts the Investment Adviser has received under Income Incentive Fees) an amount equal to 15.0% of the sum of (i) the cumulative distributions to unitholders made pursuant to clause (b) above, (ii) Income Incentive Fee paid to the Investment Adviser and (iii) amounts paid to the Investment Adviser pursuant to this clause (c); and
d.Thereafter, an incentive fee on capital gains equal to 15.0% of additional undistributed Cumulative Net Realized Gains.
Upon termination of the Company, the Investment Adviser will be required to return incentive fees to the Company to the extent that: (i) the Investment Adviser has received cumulative incentive fees in excess of 15.0% of the sum of (A) the Company's cumulative distributions other than return of capital contributions and (B) the cumulative incentive fees paid to the Investment Adviser; or (ii) the unitholders have not received a 7.0% cumulative internal rate of return; provided that in no event will such restoration be more than the incentive fees received by the Investment Adviser.
In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative net realized capital gains and realized capital losses and the cumulative net unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value.
Expense Limitation
Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that the Company will not be required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $750,000 and (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate committed capital and (3) after the end of the Investment Period, 0.40% of the Company's average members' capital for the calendar year. Further, if the actual aggregate committed capital of the Company at the end of the Closing Period is less than $750,000, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate committed capital at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. "Specified Expenses" of the Company means all Company Expenses (as defined in the limited liability company agreement, as amended and restated on June 10, 2022, the "Second A&R LLC Agreement") incurred in the operation of the Company with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined in the Second A&R LLC Agreement) (which are subject to Organizational and Offering Expense Cap), (iv) Placement Fees (as defined in the Second A&R LLC Agreement), (v) interest on and fees and expenses arising out of all Company indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by the Company or its affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six (36) months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the period from May 9, 2022 (commencement of operations) to June 30, 2022, there have been no reimbursements from the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in increase in expenses borne by the Company also must be approved by vote of a majority of the outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the period from May 9, 2022 (commencement of operations) to June 30, 2022.

For the period from May 9, 2022 (commencement of operations) to
June 30, 2022
Management fee	$96
Less: management fee waiver	(64)
Net management fee	32
Incentive fee, excluding accrued incentive fees on capital gains	$—
For the period from May 9, 2022 (commencement of operations) to June 30, 2022, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company will reimburse the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the period from May 9, 2022 (commencement of operations) to June 30, 2022, approximately $116 of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of June 30, 2022, approximately $116 of indirect administrative expenses was included in payable to affiliates.
The Company, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement, as amended (the "Trademark License Agreement"), with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the "New Mountain Capital" name. Under the Trademark License Agreement, as amended, subject to certain conditions, the Company, the Investment Adviser and the Administrator will have a right to use the "New Mountain Capital" name, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company, the Investment Adviser and the Administrator will have no legal right to the "New Mountain Capital" name.
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its unitholders and do not involve overreaching in respect of the Company or its unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's unitholders and is consistent with its then-current investment objective and strategies.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the "Temporary Relief"), the Company was permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, the Company filed an application to amend its existing Exemptive Order on May 24, 2022, as amended on June 22, 2022, to permit the Company to continue to co-invest in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company, subject to certain conditions. There can be no assurance if and when the Company will receive the exemptive order.
Note 6. Borrowings
BMO Subscription Line—On May 9, 2022, the Company entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (as amended, from time to time, and most recently amended on June 28, 2022, the "BMO Subscription Line"), which allows the Company to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $44,240. All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or on the date 6 months after each advance. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of the Company's investors. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Statement of Assets, Liabilities and Members' Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. The BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.5% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.
For the period from May 9, 2022 (commencement of operations) to June 30, 2022, interest expense and amortization of financing costs incurred on the BMO Subscription Line were $29 and $3, respectively. The weighted average interest rate and effective interest rate on the BMO Subscription Line for the period from May 9, 2022 (commencement of operations) to June 30, 2022 were 4.4% and 4.8%, respectively.
As of June 30, 2022, the outstanding balance on the BMO Subscription Line was $32,800, and the Company was in compliance with the applicable covenants in the BMO Subscription Line on such date.
Leverage risk factors—The Company utilizes and may utilize leverage to the maximum extent permitted by the law for investment and other general business purposes. The Company's lenders will have fixed dollar claims on certain assets that are superior to the claims of the Company's common unitholders, and the Company would expect such lenders to seek recovery against these assets in the event of a default. The use of leverage also magnifies the potential for gain or loss on amounts invested. Leverage may magnify interest rate risk (particularly on the Company's fixed-rate investments), which is the risk that the prices of portfolio investments will fall or rise if market interest rates for those types of securities rise or fall. As a result, leverage may cause greater changes in the Company's members' capital. Similarly, leverage may cause a sharper decline in the Company's income than if the Company had not borrowed. Such a decline could negatively affect the Company's ability to make distributions to its unitholders. Leverage is generally considered a speculative investment technique. The Company's ability to service any debt incurred will depend largely on financial performance and will be subject to prevailing economic conditions and competitive pressures.
Note 7. Regulation
The Company intends to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code with the filing of its first tax return for the year ending December 31, 2022, and thereafter intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax treatment as a RIC, among other things, the Company is required to timely distribute to its unitholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make and will continue to take the requisite timely distributions to its unitholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
Additionally, as a BDC, the Company must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). In addition, the Company must offer to make available to all "eligible portfolio companies" (as defined in the 1940 Act) significant managerial assistance.
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2022, the Company had unfunded commitments on revolving credit facilities of $1,474, no outstanding bridge financing commitments, and other future funding commitments of $22,770.
The Company also has revolving borrowings available under the BMO Subscription Line as of June 30, 2022. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of June 30, 2022, the Company had commitment letters to purchase investments in the aggregate par amount of $5,914, which could require funding in the future.
COVID-19 Developments
Our operating results and portfolio companies may be negatively impacted by the ongoing COVID-19 pandemic. We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic, including new variants of COVID-19, on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence, and the financial markets. Any effects of the COVID-19 pandemic will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments and our financial condition.
While general economic conditions have improved since the beginning of the COVID-19 pandemic, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience downturns, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
For additional discussion on our portfolio companies, see "Item 2— Monitoring of Portfolio Investment".
Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from March 18, 2022 (inception) to June 30, 2022.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
April 25, 2022	April 25, 2022	100	$1
May 9, 2022	May 23, 2022	1,599,900	15,999
June 14, 2022	June 29, 2022	358,000	3,580
June 24, 2022	June 29, 2022	500,000	5,000
		2,458,000	$24,580
On June 27, 2022, the Company's board of directors declared a distribution of $0.11 per unit payable on July 20, 2022 to unitholders of record as of June 28, 2022.
Note 10. Earnings (Loss) Per Unit
The following information sets forth the computation of basic net decrease in the Company's members' capital per unit resulting from operations for the period from May 9, 2022 (commencement of operations) to June 30, 2022:

For the period from May 9, 2022 (commencement of operations) to
June 30, 2022
Loss per unit—basic & diluted
Numerator for basic & diluted loss per unit:	$(557)
Denominator for basic & diluted weighted average unit:	1,209,762
Basic & diluted loss per unit:	$(0.46)

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the period from May 9, 2022 (commencement of operations) to June 30, 2022.

For the period from May 9, 2022 (commencement of operations) to
June 30, 2022
Per unit data(1):
Members' capital, May 9, 2022 (commencement of operations)	$10.00
Net investment loss	(0.27)
Net realized and unrealized gains (losses)(2)	0.08
Total net decrease	(0.19)
Distributions declared to unitholders from net investment income	(0.11)
Members' capital, June 30, 2022	$9.70
Total return based on members' capital(3)	(1.88)%
Units outstanding at end of period	2,458,000
Average weighted units outstanding for the period	1,209,762
Average members' capital for the period	$12,084
Ratio to average members' capital:
Net investment income(4)	16.39%
Total expenses, before waivers/reimbursements(4)	28.51%
Total expenses, net of waivers/reimbursements(4)	24.79%

Average debt outstanding—BMO Subscription Line	$4,594
Asset coverage ratio	172.71%
Portfolio turnover	0.76%

Capital Commitments	$122,900
Funded Capital Commitments	$24,580
% of Capital Commitments funded	20.00%

(1)Per unit data is based on weighted average units outstanding for the period from May 9, 2022 (commencement of operations) through June 30, 2022 (except for distributions declared to unitholders, which are based on actual rate per unit).
(2)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions which for the period from May 9, 2022 (commencement of operations) to June 30, 2022 was $0.27.
(3)Total return is calculated assuming an initial purchase price of $10.00 per Unit and a sale at members' capital per Unit on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at members' capital per Unit on the last day of the respective quarter. Total return calculation is not annualized.
(4)Annualized, except organizational and offering costs.
Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the period from May 9, 2022 (commencement of operations) to June 30, 2022.
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.
Note 13. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from recent developments through the date the financial statements were issued. There have been no recent developments that require recognition or disclosure in these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the board of directors of New Mountain Guardian IV BDC, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying statement of assets, liabilities and members’ capital of New Mountain Guardian IV BDC, L.L.C. (the "Company"), including the schedule of investments, as of June 30, 2022, and the related statements of operations, changes in members’ capital and cash flows for the period from May 9, 2022 (commencement of operations) to June 30, 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
Basis for Review Results
This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our review in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP
August 15, 2022

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The information in management's discussion and analysis of financial condition and results of operations relates to New Mountain Guardian IV BDC, L.L.C. (collectively, "we", "us", "our", "GIV" or the "Company").
Forward-Looking Statements
The information contained in this section should be read in conjunction with the financial data and financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:
•statements concerning the impact of a protracted decline in the liquidity of credit markets;
•the general economy, including interest and inflation rates, and the impact of the COVID-19 pandemic thereon;
•the impact of interest rate volatility, including the decommissioning of LIBOR and rising interest rates, on our business and our portfolio companies;
•our future operating results, our business prospects, and the adequacy of our cash resources and working capital, and the impact of the COVID-19 pandemic thereon;
•the ability of our portfolio companies to achieve their objectives and the impact of the COVID-19 pandemic thereon;
•our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;
•the ability of New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") or its affiliates to attract and retain highly talented professionals;
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our registration statement on Form 10, as amended, filed with the SEC and in this Quarterly Report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our registration statement on Form 10, as amended, filed with the SEC and in this Quarterly Report on Form 10-Q.
We have based the forward-looking statements included in this report on information available to us on the date of this report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview
We are a Delaware limited liability company formed on March 18, 2022. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We intend to elect to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a firm with a track record of investing in the middle market. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
We conducted a private offering (the "Private Offering") of units of our limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the 24-month period following the initial closing of Capital Commitments, which occurred on May 4, 2022 (the "Closing Period"). We may accept and draw down on Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments after the Closing Period. We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on May 9, 2022 (the "Initial Drawdown"). The investment period began on May 4, 2022 and will continue until May 4, 2028, the four-year anniversary of the end of such date (the "Investment Period"). Our term is until May 4, 2030, six years from the end of the Closing Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors.
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and opportunistic open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. In some cases, we may also include equity interest. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. We invest across the capital structure of middle market companies, primarily targeting first lien and unitranche loans and to a lesser extent second lien and passive preferred stock investments where the Investment Adviser has a high degree of conviction in the business. As of June 30, 2022, our top five industry concentrations were software, business services, healthcare information technology, healthcare services and financial services.
As of June 30, 2022, our members' capital was approximately $23.8 million and our portfolio had a fair value of approximately $34.3 million in 14 portfolio companies.
COVID-19 Developments
Our operating results and portfolio companies may be negatively impacted by the ongoing COVID-19 pandemic. We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic, including new variants of COVID-19, on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence, and the financial markets. Any effects of the COVID-19 pandemic will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments and our financial condition.
While general economic conditions have improved since the beginning of the COVID-19 pandemic, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience downturns, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
For additional discussion on our portfolio companies, see "Monitoring of Portfolio Investments".
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting estimates.

Basis of Accounting
We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946").
Valuation and Leveling of Portfolio Investments
At all times, consistent with GAAP and the 1940 Act, we conduct a valuation of assets, which impacts our members' capital.
We value our assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, our board of directors is ultimately and solely responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Our quarterly valuation procedures are set forth in more detail below:
(1)Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.
(2)Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.
a.    Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and, if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and
b.    For investments other than bonds, we look at the number of quotes readily available and perform the following procedures:
i.    Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. We will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, we will use one or more of the methodologies outlined below to determine fair value; and
ii.    Investments for which one quote is received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).
(3)Investments for which quotations are not readily available through exchanges, pricing services, brokers or dealers are valued through a multi-step valuation process:
a.    Each portfolio company or investment is initially valued by the investment professionals of the Investment Adviser responsible for the credit monitoring;
b.    Preliminary valuation conclusions will then be documented and discussed with our senior management;
c.    If an investment falls into (3) above for four consecutive quarters and if the investment's par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which we do not have a readily available market quotation will be reviewed by an independent valuation firm engaged by our board of directors; and
d.    When deemed appropriate by our management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.
For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of a commitment not completely funded may result in a negative fair value until it is called and funded.

The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period and the fluctuations could be material.
GAAP fair value measurement guidance classifies the inputs used in measuring fair value into three levels as follows:
Level I—Quoted prices (unadjusted) are available in active markets for identical investments and we have the ability to access such quotes as of the reporting date. The type of investments which would generally be included in Level I include active exchange-traded equity securities and exchange-traded derivatives. As required by Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), we, to the extent that we hold such investments, do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.
Level II—Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level I. Level II inputs include the following:
•Quoted prices for similar assets or liabilities in active markets;
•Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);
•Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and
•Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.
Level III—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment.
The inputs used to measure fair value may fall into different levels. In all instances when the inputs fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level of input that is significant to the fair value measurement in its entirety. As such, a Level III fair value measurement may include inputs that are both observable and unobservable. Gains and losses for such assets categorized within the Level III table below may include changes in fair value that are attributable to both observable inputs and unobservable inputs.
The inputs into the determination of fair value require significant judgment or estimation by management and consideration of factors specific to each investment. A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in the transfer of certain investments within the fair value hierarchy from period to period.
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of June 30, 2022.
We generally use the following framework when determining the fair value of investments where there is little, if any, market activity or observable pricing inputs. We typically determine the fair value of our performing debt investments utilizing an income approach. Additional consideration is given using a market based approach, as well as reviewing the overall underlying portfolio company's performance and associated financial risks. The following outlines additional details on the approaches considered:
Company Performance, Financial Review, and Analysis:   Prior to investment, as part of our due diligence process, we evaluate the overall performance and financial stability of the portfolio company. Post investment, we analyze each portfolio company's current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting our revenue and EBITDA growth, margin trends, liquidity position, covenant compliance and changes to our capital structure. We also attempt to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of our original investment thesis. This analysis is specific to each portfolio company. We leverage the knowledge gained from our original due diligence process, augmented by this subsequent monitoring, to continually refine our outlook for each of our portfolio companies and ultimately form the valuation of our investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, we will consider the pricing indicated by the external event to corroborate the private valuation.

For debt investments, we may employ the Market Based Approach (as described below) to assess the total enterprise value of the portfolio company, in order to evaluate the enterprise value coverage of our debt investment. For equity investments or in cases where the Market Based Approach implies a lack of enterprise value coverage for the debt investment, we may additionally employ a discounted cash flow analysis based on the free cash flows of the portfolio company to assess the total enterprise value. After enterprise value coverage is demonstrated for our debt investments through the method(s) above, the Income Based Approach (as described below) may be employed to estimate the fair value of the investment.
Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment.
Income Based Approach:    We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes and average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement.
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2022.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the period from May 9, 2022 (commencement of operations) to June 30, 2022, we recognized PIK dividends from investments of approximately less than $10 thousand and no PIK interests from investments.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2022, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Fee income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by us for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.

Monitoring of Portfolio Investments
We monitor the performance and financial trends of our portfolio companies on at least a quarterly basis. We attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy.
We use an investment risk rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. As such, we assign each investment a composite score ("Risk Rating") based on two metrics – 1) Operating Performance and 2) Business Characteristics:
•Operating Performance assesses the health of the investment in context of its financial performance and the market environment it faces. The metric is expressed in Tiers of "1" to "4", with "1" being the worst and "4" being the best:
◦Tier 1 – Severe business underperformance and/or severe market headwinds
◦Tier 2 – Significant business underperformance and/or significant market headwinds
◦Tier 3 – Moderate business underperformance and/or moderate market headwinds
◦Tier 4 – Business performance is in-line with or above expectations
•Business Characteristics assesses the health of the investment in context of the underlying portfolio company's business and credit quality, the underlying portfolio company's current balance sheet, and the level of support from the equity sponsor. The metric is expressed as on a qualitative scale of "A" to "C", with "A" being the best and "C" being the worst.
The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Red, Orange, Yellow and Green with Red reflecting an investment performing materially below expectations and Green reflecting an investment that is in-line with or above expectations. The mapping of the composite scores to these categories are below:
•Red – 1C (e.g., Tier 1 for Operating Performance and C for Business Characteristics)
•Orange – 2C and 1B
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Ratings of our portfolio companies as of June 30, 2022:

(in millions)	As of June 30, 2022
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	—	—%	—	—%
Green	34.6	100.0%	34.3	100.0%
	$34.6	100.0%	$34.3	100.0%
As of June 30, 2022, all investments in our portfolio had a Green Risk Rating.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $34.3 million in 14 portfolio companies at June 30, 2022.
The following table shows our portfolio and investment activity for the period from May 9, 2022 (commencement of operations) to June 30, 2022:

For the period from May 9, 2022 (commencement of operations) to
(in millions)	June 30, 2022
New investments in 14 portfolio companies	$34.6
Debt repayments in existing portfolio companies	—
Sales of securities in 0 portfolio companies	—
Change in unrealized appreciation on 1 portfolio company	0.1
Change in unrealized depreciation on 12 portfolio companies	(0.3)
Recent Accounting Standards Updates
See Part 1.—Financial Statements—Note 12. Recent Accounting Standards Updates for details on recent accounting standards updates.
Results of Operations for the period from May 9, 2022 (Commencement of Operations) to June 30, 2022
Revenue

For the period from May 9, 2022 (commencement of operations) to
(in thousands)	June 30, 2022
Interest income	$136
Dividend income	2
Fee income	571
Total investment income	$709
Investment income for the period from May 9, 2022 (commencement of operations) to June 30, 2022 is driven by our deployment of capital and increasing invested balance.
Operating Expenses

For the period from May 9, 2022 (commencement of operations) to
(in thousands)	June 30, 2022
Management fee	$96
Less: management fee waiver	(64)
Net management fee	32
Interest and other financing expenses	32
Incentive fee	—
Administrative expenses	145
Professional fees	91
Organizational and offering expenses	705
Other general and administrative expenses	27
Net expenses	$1,032
Our management fees before waivers for the period from May 9, 2022 (commencement of operations) to June 30, 2022 were approximately $0.1 million. Per the Investment Management Agreement (as defined below), the management fee will be reduced by 50% until the one-year anniversary of the Initial Drawdown Date. This resulted in net management fees of less than $50 thousand.
We have incurred expenses related to our formation, organization and continuous offering of our common units. For the period from May 9, 2022 (commencement of operations) to June 30, 2022, we incurred organizational and offering costs of approximately $0.7 million. We anticipate we will continue to incur organizational and offering expenses throughout the Closing Period.
Interest and other financing expenses for the period from May 9, 2022 (commencement of operations) to June 30, 2022 were less than $50 thousand, due to our entry into the BMO Subscription Line (as defined below).
Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

For the period from May 9, 2022 (commencement of operations) to
(in thousands)	June 30, 2022
Net realized gains (losses) on investments	$—
Net change in unrealized depreciation of investments	(234)
Net realized and unrealized losses	$(234)
We had net unrealized depreciation which resulted in a net loss of approximately $0.2 million for the period from May 9, 2022 (commencement of operations) to June 30, 2022 which was primarily driven by the overall decrease in market prices of our investments during the period.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of June 30, 2022, our asset coverage ratio was 172.7%.
Since our inception on March 18, 2022, we have entered into Subscription Agreements with several investors on various dates. We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On June 30, 2022, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	June 30, 2022
Capital Commitments	$122.9
Unfunded Capital Commitments	98.3
% of Capital Commitments funded	20.0%
As of June 30, 2022, we had cash and cash equivalents of approximately $27.5 million. Our cash used in operating activities for the period from May 9, 2022 (commencement of operations) to June 30, 2022 was approximately $29.8 million. We expect that all current liquidity needs will be met with cash flows from drawdowns on Capital Commitments, investments and operations and borrowings from banks or other lenders.

Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2022, we had outstanding commitments to third parties to fund investments totaling $24.2 million, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2022, we had commitment letters to purchase investments in the aggregate par amount of $5.9 million, which could require funding in the future. As of June 30, 2022, we had not entered into any bridge financing commitments which could require funding in the future.
Borrowings
BMO Subscription Line—On May 9, 2022, we entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (as amended, from time to time, and most recently amended on June 28, 2022, the "BMO Subscription Line"), which allows us to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $44.2 million. All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or on the date 6 months after each advance. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of our investors. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Statement of Assets, Liabilities and Members’ Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. The BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.5% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.
As of June 30, 2022, the outstanding balance on the BMO Subscription Line was $32.8 million, and we were in compliance with the applicable covenants in the BMO Subscription Line on such date.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the BMO Subscription Line for the period from May 9, 2022 (commencement of operations) to June 30, 2022.
Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2022 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$32.8	$32.8	$—	$—	$—

(1)Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($32.8 million as of June 30, 2022) are due on BMO's demand within 15 business days or on the date 6 months after each advance. The BMO Subscription Line will terminate when all Capital Commitments have been funded. See "Borrowings", for material details on the BMO Subscription Line.
We have entered into the investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay for these services (1) a management fee and (2) an incentive fee based on our performance.
We have also entered into an administration agreement (the "Administration Agreement"), with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our respective day-to-day operations. The Administrator has also agreed to maintain, or oversee the maintenance of, our financial records, our reports to unitholders and reports filed with the SEC. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.

Distributions and Dividends
Distributions declared for the period from May 9, 2022 (commencement of operations) to June 30, 2022 totaled approximately $0.2 million. Tax characteristics of all distributions paid are reported to unitholders on Form 1099 after the end of the calendar year.
We intend to pay quarterly distributions to our unitholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.
Related Parties
We have entered into a number of business relationships with affiliated or related parties, including the following:
•We have entered into the Investment Management Agreement with the Investment Adviser, a wholly-owned subsidiary of New Mountain Capital. Therefore, New Mountain Capital is entitled to any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of the Investment Management Agreement, less expenses incurred by the Investment Adviser in performing its services under the Investment Management Agreement.
•We have entered into the Expense Limitation and Reimbursement Agreement with the Investment Adviser. The Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that we will not be required to pay certain expenses in excess of a maximum aggregate amount defined in the Expense Limitation and Reimbursement Agreement.
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the period from May 9, 2022 (commencement of operations) to June 30, 2022, approximately $0.1 million of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of June 30, 2022, $0.1 million of indirect administrative expenses were included in payable to affiliates on the Statement of Assets, Liabilities and Members' Capital.
•We, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant us, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the name "New Mountain Capital".
In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. These officers and directors also remain subject to the duties imposed by the 1940 Act and the Delaware Limited Liability Company Act.
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section

57 (o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our unitholders and is consistent with our then-current investment objective and strategies.
We have filed an application to amend the Exemptive Order. See Item 1.—Financial Statements—Note 5. Agreements and Related Parties in this Quarterly Report on Form 10-Q for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have previously reduced certain interest rates and London Inter-Bank Offered Rate ("LIBOR") decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. However, in March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018. Since then, the Federal Reserve has raised rates by an additional 2.00% and indicated that it would consider future rate hikes to combat inflation. During the period from May 9, 2022 (commencement of operations) to June 30, 2022, certain of the loans held in our portfolio had floating LIBOR or SOFR interest rates. As of June 30, 2022, approximately 97.7% of investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR or SOFR floor (includes investments bearing prime interest rate contracts) and approximately 2.3% of investments at fair value represent fixed-rate investments. Additionally, our BMO Subscription Line is also subject to floating interest rates and is currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2022. Interest expense is calculated based on the terms of our outstanding BMO Subscription Line. For our floating rate credit facilities, we use the outstanding balance as of June 30, 2022. Interest expense on our floating rate credit facilities is calculated using the interest rate as of June 30, 2022, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2022, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(0.38)%
Base Interest Rate	—%
+100 Basis Points	1.54%
+200 Basis Points	3.07%
+300 Basis Points	4.61%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV BDC, L.L.C...
Item 1.    Legal Proceedings
We, and the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2022. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our registration statement on Form 10 filed with the SEC, as amended, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our registration statement on Form 10 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the period from May 9, 2022 (commencement of operations) to June 30, 2022 to the risk factors discussed in Item 1A. Risk Factors in our registration statement on Form 10.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In conjunction with our formation, we issued and sold 100 Units at an aggregate purchase price of $1,000 to the Investment Adviser. These Units were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder.
On May 4, 2022, we entered into subscription agreements with investors providing for the private placement of our Units. On May 9, 2022, we delivered a drawdown notice to investors relating to the issuance of 1,599,900 Units for an aggregate purchase price of $15,999,000. On June 14, 2022, we delivered a drawdown notice to investors relating to the issuance of 358,000 Units for an aggregate purchase price of $3,580,000. On June 24, 2022, we delivered a drawdown notice to investors relating to the issuance of 500,000 Units for an aggregate purchase price of $5,000,000. These Units were issued and sold on May 23, 2022 and June 29, 2022 in reliance upon the available exemption from registration requirements of the Securities Act under Section 4(a)(2) and Regulation D promulgated thereunder.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission:

Exhibit Number	Description
3.1	Second Amended and Restated Limited Liability Company Agreement dated as of June 10, 2022(2)
4.1	Form of Subscription Agreement(1)
10.1	Investment Advisory and Management Agreement between New Mountain Guardian IV BDC, L.L.C. and New Mountain Finance Advisers BDC, L.L.C., dated May 3, 2022(2)
10.2	Administration Agreement between the New Mountain Guardian IV BDC, L.L.C. and New Mountain Finance Administration, L.L.C., dated May 3, 2022 (2)
10.3	Trademark Agreement by and between New Mountain Guardian IV BDC, L.L.C. and New Mountain Capital, L.L.C., dated May 3, 2022(2)
10.4	Custody Agreement between New Mountain Guardian IV BDC, L.L.C. and U.S. Bank Trust Company, National Association, dated April 22, 2022(1)
10.5	Expense Limitation and Reimbursement Agreement between New Mountain Guardian IV BDC, L.L.C. and the New Mountain Finance Advisers BDC, L.L.C.(2)
10.6	Loan Authorization Agreement between New Mountain Guardian IV BDC, L.L.C. and BMO Harris Bank N.A., dated May 9, 2022(3)
10.7	Custodian Agreement between New Mountain Guardian IV BDC, L.L.C. and State Street Bank and Trust Company, dated May 9, 2022(2)
10.8	Transfer Agency and Registrar Services Agreement between New Mountain Guardian IV BDC, L.L.C. and State Street Bank and Trust Company, dated May 9, 2022(2)
10.9	Letter Amendment, dated as of June 28, 2022 by and between New Mountain Guardian IV, L.L.C. and BMO Harris Bank N.A. *
14.1	Code of Ethics and Code of Business Conduct(2)
21.1	List of Subsidiaries — None
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

(1)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s registration statement on Form 10 (File No. 000-56437) filed on May 6, 2022.
(2)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s registration statement on Form 10 Pre-Effective Amendment No.1 (File No. 000-56437) filed on July 1, 2022.
(3)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s report on Form 8-K filed on May 13, 2022.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2022.

NEW MOUNTAIN GUARDIAN IV BDC, L.L.C.

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)