Form 10-Q
period 2022-09-30
New Mountain Guardian IV BDC, L.L.C.
filed 2022-11-14
CIK 1925531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2022

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of November 14, 2022 was 5,032,331. As of September 30, 2022, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	New Mountain Guardian IV BDC, L.L.C.
	Consolidated Statement of Assets, Liabilities and Members' Capital as of September 30, 2022 (unaudited)	3
	Consolidated Statements of Operations for the three months ended September 30, 2022 (unaudited) and for the period from May 9, 2022 (commencement of operations) to September 30, 2022 (unaudited)	4
	Consolidated Statements of Changes in Members' Capital for the three months ended September 30, 2022 (unaudited) and for the period from May 9, 2022 (commencement of operations) to September 30, 2022 (unaudited)	5
	Consolidated Statement of Cash Flows for the period from May 9, 2022 (commencement of operations) to September 30, 2022 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2022 (unaudited)	7
	Notes to the Consolidated Financial Statements of New Mountain Guardian IV BDC, L.L.C. (unaudited)	12
	Report of Independent Registered Public Accounting Firm	29

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
	Signatures	46

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian IV BDC, L.L.C.
Consolidated Statement of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

September 30, 2022
Assets
Non-controlled/non-affiliated investments at fair value (cost of $83,850)	$82,966
Cash and cash equivalents	14,754
Interest and dividend receivable	596
Other assets	147
Total assets	$98,463
Liabilities
Borrowings
BMO Subscription Line	$57,600
Deferred financing costs (net of accumulated amortization of $7)	(28)
Net borrowings	57,572
Distribution payable	1,092
Interest payable	173
Incentive fee payable	137
Payable to affiliate	121
Management fee payable	95
Other liabilities	1,218
Total liabilities	60,408
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 3,978,000 units issued and outstanding	39,780
Accumulated overdistributed earnings	(1,725)
Total members' capital	$38,055
Total liabilities and members' capital	$98,463
Members' capital per unit	$9.57
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended	For the period from May 9, 2022 (commencement of operations) to
	September 30, 2022	September 30, 2022
Investment income
Interest income	$1,150	$1,286
Dividend income	23	25
Fee income	831	1,402
Total investment income	2,004	2,713
Expenses
Organizational and offering expenses	179	884
Interest and other financing expenses	392	424
Management fee	280	376
Administrative expenses	225	370
Professional fees	168	259
Incentive fee	137	137
Other general and administrative expenses	33	60
Total expenses	1,414	2,510
Less: management fees waived (See Note 5)	(185)	(249)
Net expenses	1,229	2,261
Net investment income	775	452
Net change in unrealized depreciation of investments	(650)	(884)
Net realized and unrealized losses	(650)	(884)
Net increase (decrease) in members' capital resulting from operations	$125	$(432)
Earnings (Loss) per unit (basic & diluted)	$0.04	$(0.19)
Weighted average common units outstanding - basic & diluted (See Note 10)	2,871,043	2,263,817

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended	For the period from May 9, 2022 (commencement of operations) to
	September 30, 2022	September 30, 2022
Increase (Decrease) in members' capital resulting from operations:
Net investment income	$775	$452
Net change in unrealized depreciation of investments	(650)	(884)
Net increase (decrease) in members' capital resulting from operations	125	(432)
Capital transactions
Contributions	15,200	39,779
Placement fees	(25)	(25)
Distributions declared to unitholders from net investment income	(1,092)	(1,268)
Total net increase in members' capital resulting from capital transactions	14,083	38,486
Net increase in members' capital	14,208	38,054
Members' capital at the beginning of the period	23,847	1
Members' capital at the end of the period	$38,055	$38,055

Capital unit activity
Units issued	1,520,000	3,977,900
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)

For the period from May 9, 2022 (commencement of operations) to
September 30, 2022
Cash flows from operating activities
Net decrease in members' capital resulting from operations	$(432)
Adjustments to reconcile net decrease in members' capital resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation of investments	884
Amortization of purchase discount	(41)
Amortization of deferred financing costs	7
Amortization of deferred offering costs	60
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(83,830)
Proceeds from sales and paydowns of investments	38
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	49
Cash paid for purchase of drawn portion of revolving credit facilities	(55)
Cash paid on drawn revolvers	(51)
Cash repayments on drawn revolvers	40
Interest and dividend receivable	(596)
Other assets	(55)
Increase (decrease) in operating liabilities:
Interest payable	173
Incentive fee payable	137
Management fee payable	95
Payable to affiliates	121
Other liabilities	1,039
Net cash flows used in operating activities	(82,417)
Cash flows from financing activities
Distributions	(176)
Net proceeds from issuance of common units	39,779
Proceeds from BMO Subscription Line	95,600
Repayment of BMO Subscription Line	(38,000)
Deferred offering costs paid	(1)
Deferred financing costs paid	(32)
Net cash flows provided by financing activities	97,170
Net increase in cash and cash equivalents	14,753
Cash and cash equivalents at the beginning of the period	1
Cash and cash equivalents at the end of the period	$14,754

Supplemental disclosure of cash flow information
Cash interest paid	$244
Non-cash financing activities:
Distributions declared and payable	$1,092
Accrual for deferred offering costs	151
Accrual for placement fees	25
Accrual for deferred financing costs	3
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (4)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
CoreTrust Purchasing Group LLC
Business Services	First lien	9.78% (SOFR + 6.75%/M)	9/30/2022	10/1/2029	$10,164	$10,012	$10,012	10.17%
iCIMS, Inc.
Software	First lien (2)	9.49% (SOFR + 6.75%/Q)	8/17/2022	8/18/2028	9,587	9,504	9,504	9.65%
Knockout Intermediate Holdings I Inc. (5)
Kaseya Inc.
Software	First lien (2)	8.29% (SOFR + 5.75%/S)	6/23/2022	6/25/2029	7,798	7,742	7,740	7.86%
IG IntermediateCo LLC
Infogain Corporation
Software	Subordinated (2)	11.90% (SOFR + 8.25%/Q)	7/15/2022	7/16/2029	3,150	3,111	3,110
	First lien (2)	8.04% (SOFR + 5.75%/Q)	7/11/2022	7/28/2028	2,757	2,730	2,729
					5,907	5,841	5,839	5.93%
PPV Intermediate Holdings LLC
Consumer Services	First lien (2)	9.01% (SOFR + 5.75%/S)	8/30/2022	8/31/2029	5,191	5,141	5,139
	First lien (2)(3) - Drawn	9.29% (SOFR + 5.75%/Q)	8/30/2022	8/31/2029	113	110	112
					5,304	5,251	5,251	5.33%
Project Ruby Ultimate Parent Corp.
Healthcare Information Technology	First lien (2)	8.78% (SOFR + 5.75%/M)	8/15/2022	3/10/2028	5,000	4,927	4,850	4.93%
IMO Investor Holdings, Inc.
Healthcare Information Technology	First lien (2)	7.65% (SOFR + 6.00%/S)	5/11/2022	5/11/2029	4,604	4,561	4,558
	First lien (2)(3) - Drawn	8.72% (SOFR + 6.00%/Q)	5/11/2022	5/11/2028	66	65	65
					4,670	4,626	4,623	4.70%
Affinipay Midco, LLC
Software	First lien (2)	8.81% (SOFR + 5.75%/Q)	7/14/2022	6/9/2028	4,190	4,150	4,149	4.21%
Virtusa Corporation
Software	Subordinated	7.13%/S	7/5/2022	12/15/2028	5,023	3,943	3,709	3.77%
WatchGuard Technologies, Inc.
Software	First lien	8.28% (SOFR + 5.25%/M)	8/17/2022	7/2/2029	3,788	3,666	3,535	3.59%
Foreside Financial Group, LLC
Business Services	First lien (2)	8.62% (L + 5.50%/M)	5/26/2022	9/30/2027	3,436	3,403	3,401	3.45%
DOCS, MSO, LLC
Healthcare Services	First lien (2)	8.85% (SOFR + 5.75%/Q)	6/1/2022	6/1/2028	3,027	3,027	3,018	3.07%
Anaplan, Inc.
Software	First lien (2)	9.53% (SOFR + 6.50%/M)	6/21/2022	6/21/2029	3,000	2,971	2,970	3.02%
Barracuda Parent, LLC
Software	First lien	7.53% (SOFR + 4.50%/M)	5/17/2022	8/15/2029	3,000	2,955	2,829	2.87%
KWOR Acquisition, Inc.
Business Services	First lien (2)	8.91% (L + 5.25%/Q)	6/22/2022	12/22/2028	1,940	1,922	1,922	1.95%
Eisner Advisory Group LLC
Financial Services	First lien	8.40% (SOFR + 5.25%/M)	5/18/2022	7/28/2028	1,938	1,910	1,836	1.87%
Smile Doctors LLC
Healthcare Services	First lien (2)(3) - Drawn	8.86% (L + 5.75%/S)	5/13/2022	12/23/2028	1,508	1,494	1,501	1.52%
Foundational Education Group, Inc.
Education	Second lien (2)	10.31% (SOFR + 6.50%/Q)	5/24/2022	8/31/2029	1,333	1,210	1,276	1.30%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (4)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

KPSKY Acquisition Inc.
Industrial Services	First lien (2)(3) - Drawn	10.75% (P + 4.50%/Q)	6/17/2022	10/19/2028	$221	$219	$219	0.22%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (2)(3) - Drawn	9.42% (L + 6.00%/S)	7/1/2022	12/21/2027	12	12	12	0.01%
Total Funded Debt Investments - United States					$80,846	$78,785	$78,196	79.42%
Funded Debt Investments - United Kingdom
Trident Bidco Limited**
Business Services	First lien (2)	7.54% (SOFR + 5.25%/Q)	6/7/2022	6/7/2029	$3,711	$3,676	$3,667
	First lien (2)	7.52% (SOFR + 5.25%/Q)	9/20/2022	6/7/2029	664	657	656
					4,375	4,333	4,323	4.39%
Total Funded Debt Investments - United Kingdom					$4,375	$4,333	$4,323	4.39%
Total Funded Debt Investments					$85,221	$83,118	$82,519	83.81%
Equity - United States
Knockout Intermediate Holdings I Inc. (5)
Software	Preferred shares (2)	—	6/22/2022	—	789	$779	$779	0.79%
Total Shares - United States						$779	$779	0.79%
Total Shares						$779	$779	0.79%
Total Funded Investments						$83,897	$83,298	84.60%
Unfunded Debt Investments - United States
DOCS, MSO, LLC
Healthcare Services	First lien (2)(3) - Undrawn	—	6/1/2022	6/1/2028	$282	$—	$(1)
	First lien (2)(3) - Undrawn	—	6/1/2022	6/3/2024	1,058	—	(3)
					1,340	—	(4)	(0.01)%
Knockout Intermediate Holdings I Inc. (5)
Kaseya Inc.
Software	First lien (2)(3) - Undrawn	—	6/23/2022	6/24/2024	476	—	(4)
	First lien (2)(3) - Undrawn	—	6/23/2022	6/25/2029	476	(3)	(4)
					952	(3)	(8)	(0.01)%
iCIMS, Inc.
Software	First lien (2)(3) - Undrawn	—	8/17/2022	8/18/2024	2,546	—	—
	First lien (2)(3) - Undrawn	—	8/17/2022	8/18/2028	913	(8)	(8)
					3,459	(8)	(8)	(0.01)%
Affinipay Midco, LLC
Software	First lien (2)(3) - Undrawn	—	7/14/2022	6/9/2028	280	(3)	(3)
	First lien (2)(3) - Undrawn	—	7/14/2022	6/10/2024	587	—	(6)
					867	(3)	(9)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate (4)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Foreside Financial Group, LLC
Business Services	First lien (2)(3) - Undrawn	—	5/26/2022	9/30/2027	$222	$(2)	$(2)
	First lien (2)(3) - Undrawn	—	5/26/2022	5/26/2024	708	—	(7)
					930	(2)	(9)	(0.01)%
IMO Investor Holdings, Inc.
Healthcare Information Technology	First lien (2)(3) - Undrawn	—	5/11/2022	5/11/2028	482	(5)	(5)
	First lien (2)(3) - Undrawn	—	5/11/2022	5/13/2024	1,097	—	(11)
					1,579	(5)	(16)	(0.02)%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (2)(3) - Undrawn	—	8/30/2022	8/31/2029	426	(4)	(4)
	First lien (2)(3) - Undrawn	—	8/30/2022	8/30/2024	1,270	—	(13)
					1,696	(4)	(17)	(0.02)%
Smile Doctors LLC
Healthcare Services	First lien (2)(3) - Undrawn	—	5/13/2022	12/23/2023	3,491	—	(17)	(0.02)%
KPSKY Acquisition Inc.
Industrial Services	First lien (2)(3) - Undrawn	—	6/17/2022	6/17/2024	1,553	—	(20)	(0.02)%
KWOR Acquisition, Inc.
Business Services	First lien (2)(3) - Undrawn	—	6/22/2022	6/22/2024	2,055	—	(20)	(0.02)%
CoreTrust Purchasing Group LLC
Business Services	First lien (3) - Undrawn	—	9/30/2022	9/30/2024	1,480	—	(22)
	First lien (3) - Undrawn	—	9/30/2022	10/1/2029	1,480	(22)	(22)
					2,960	(22)	(44)	(0.04)%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (2)(3) - Undrawn	—	7/1/2022	7/1/2024	4,782	—	(48)	(0.05)%
Sun Acquirer Corp.
Consumer Services	First lien (2)(3) - Undrawn	—	6/1/2022	6/1/2024	5,000	—	(50)	(0.05)%
Fortis Solutions Group, LLC
Packaging	First lien (2)(3) - Undrawn	—	6/24/2022	6/24/2024	5,971	—	(62)	(0.06)%
Total Unfunded Debt Investments - United States					$36,635	$(47)	$(332)	(0.34)%
Total Unfunded Debt Investments					$36,635	$(47)	$(332)	(0.34)%
Total Non-Controlled/Non-Affiliated Investments						$83,850	$82,966	84.26%
Total Investments						$83,850	$82,966	84.26%

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
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2022
(in thousands, except shares)
(unaudited)

(3)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(4)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of September 30, 2022.
(5)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Kaseya, Inc., a wholly-owned subsidiary of Knockout Intermediate Holdings I, Inc. The preferred equity is entitled to receive cumulative preferential dividends at a rate of 11.75% per annum.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2022, 4.39% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2022
(unaudited)

September 30, 2022
Investment Type	Percent of Total Investments at Fair Value
First lien	89.30%
Second lien	1.54%
Subordinated	8.22%
Equity and other	0.94%
Total investments	100.00%

September 30, 2022
Industry Type	Percent of Total Investments at Fair Value
Software	49.45%
Business Services	23.61%
Healthcare Information Technology	11.40%
Consumer Services	6.20%
Healthcare Services	5.42%
Financial Services	2.21%
Education	1.54%
Industrial Services	0.24%
Packaging	(0.07)%
Total investments	100.00%

September 30, 2022
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	94.59%
Fixed rates	5.41%
Total investments	100.00%
The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C.
September 30, 2022
(in thousands, except unit data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Guardian IV BDC, L.L.C. (the "Company") is a Delaware limited liability company formed on March 18, 2022. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
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
The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (a "Subscription Agreement"). The Company expects closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the 24-month period following the initial closing of Capital Commitments, which occurred on May 4, 2022 (the "Closing Period"). The Company may accept and draw down on Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments after the Closing Period. The Company commenced loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on May 9, 2022 (the "Initial Drawdown"). The "Investment Period" began on May 4, 2022 and will continue until May 4, 2028, the four-year anniversary of the end of the Closing Period. The term of the Company is until May 4, 2030, six years from the end of the Closing Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by the Company's board of directors.
The Company established New Mountain Guardian IV SPV, L.L.C. (“GIV SPV”) on July 26, 2022 as a wholly-owned direct subsidiary. As of September 30, 2022, there are no assets in GIV SPV.
The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and opportunistic open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. In some cases, the Company's investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. The Company invests across the capital structure of middle market companies, primarily targeting first lien and unitranche loans and to a lesser extent second lien and passive preferred stock investments where the Investment Adviser has a high degree of conviction in the business. As of September 30, 2022, the Company's top five industry concentrations were software, business services, healthcare information technology, consumer services and healthcare services.

Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946"). The Company consolidates its wholly-owned direct subsidiary GIV SPV.
The Company's consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the period(s) presented. All intercompany transactions have been eliminated. Revenues are recognized when earned and expenses when incurred. The financial results of the Company's portfolio investments are not consolidated in the financial statements.
The Company's interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 and 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2022.
Investments—The Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Company's Consolidated Statement of Assets, Liabilities and Members' Capital at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Company's Consolidated Statements of Operations as "Net change in unrealized appreciation (depreciation) of investments" and realizations on portfolio investments reflected in the Company's Consolidated Statements of Operations as "Net realized gains (losses) on investments".
The Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, the Company's board of directors is ultimately and solely responsible for determining the fair value of the Company's portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where its portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. The Company's quarterly valuation procedures are set forth in more detail below:
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2022.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended September 30, 2022 and for the period from May 9, 2022 (commencement of operations) to September 30, 2022, the Company recognized PIK dividends from investments of $23 and $25, respectively and no PIK interest from investments.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2022, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, revolver fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Fee income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
Interest and other financing expenses—Interest and other financing fees are recorded on an accrual basis by the Company. See Note 6. Borrowings, for details.
Organizational expenses—Organizational expenses include costs and expenses incurred in connection with the formation and organization of the Company and are expensed as incurred in the Consolidated Statements of Operations. Any organizational and offering expenses paid by the Company in excess of the lesser of $2,500 or 0.50% of the aggregate Capital Commitments will be applied as a reduction to the base management fee paid to the Investment Adviser and cannot be recouped by the Investment Adviser.
Deferred offering costs—The Company's deferred offering costs consists of fees and expenses incurred in connection with the offering of the Company's Units. Upon the issuance of Units, deferred offering costs are then amortized into Organizational and Offering Expenses on the Consolidated Statements of Operations on a straight line basis over a period of 12 months beginning on the date of commencement of operations. Deferred offering costs are included on the Company’s Consolidated Statement of Assets, Liabilities and Members' Capital.
Deferred financing costs—The deferred financing costs of the Company consist of capitalized expenses related to the origination and amending of the Company's borrowings. The Company amortizes these costs into expense over the stated life of the related borrowing. See Note 6. Borrowings, for details.
Income taxes—The Company was treated as a disregarded entity wholly owned by New Mountain Finance Advisers, L.L.C. for the period beginning with the date of its inception on March 18, 2022 through May 5, 2022. The Company intends to elect to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code with the filing of its first tax return for the year ending December 31, 2022, and thereafter intends to comply with the requirements to qualify and maintain its status as a RIC annually. As a RIC, the Company is not subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to its unitholders.
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
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes.
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
Foreign securities—The accounting records of the Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with "Net change in unrealized appreciation (depreciation) of investments" and "Net realized gains (losses) on investments" in the Company's Consolidated Statements of Operations.
Investments denominated in foreign currencies may be negatively affected by movements in the rate of exchange between the U.S. dollar and such foreign currencies. This movement is beyond the control of the Company and cannot be predicted.
Use of estimates—The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Company's consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Changes in the economic environment, financial markets, and other metrics used in determining these estimates could cause actual results to differ from the estimates used, and the differences could be material.
Note 3. Investments
At September 30, 2022, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$74,807	$74,092
Second lien	1,210	1,276
Subordinated	7,054	6,819
Equity and other	779	779
Total investments	$83,850	$82,966
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$41,537	$41,029
Business Services	19,646	19,585
Healthcare Information Technology	9,548	9,457
Consumer Services	5,259	5,148
Healthcare Services	4,521	4,498
Financial Services	1,910	1,836
Education	1,210	1,276
Industrial Services	219	199
Packaging	—	(62)
Total investments	$83,850	$82,966
As of September 30, 2022, the Company had unfunded commitments on revolving credit facilities of $4,561 and no unfunded commitments on bridge facilities. As of September 30, 2022, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $32,074. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of September 30, 2022.
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of September 30, 2022:

	Total	Level I	Level II	Level III
First lien	$74,092	$—	$8,200	$65,892
Second lien	1,276	—	—	1,276
Subordinated	6,819	—	3,709	3,110
Equity and other	779	—	—	779
Total investments	$82,966	$—	$11,909	$71,057
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2022:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, June 30, 2022	$31,496	$29,454	$1,263	$—	$779
Total gains or losses included in earnings:
Net change in unrealized (depreciation) appreciation of investments	(172)	(185)	13	—	—
Purchases, including revolver fundings	41,716	38,606	—	3,110	—
Proceeds from paydowns of investments	(69)	(69)	—	—	—
Transfers out of Level III(1)	(1,914)	(1,914)	—	—	—
Fair Value, September 30, 2022	$71,057	$65,892	$1,276	$3,110	$779
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(172)	$(185)	$13	$—	$—

(1)As of September 30, 2022, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the period from May 9, 2022 (commencement of operations) to September 30, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2022:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, May 9, 2022 (commencement of operations)	$—	$—	$—	$—	$—
Total gains or losses included in earnings:
Net change in unrealized (depreciation) appreciation of investments	(297)	(366)	69	—	—
Purchases, including revolver fundings	71,423	66,327	1,207	3,110	779
Proceeds from paydowns of investments	(69)	(69)	—	—	—
Fair Value, September 30, 2022	$71,057	$65,892	$1,276	$3,110	$779
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(297)	$(366)	$69	$—	$—

Except as noted in the tables above, there were no transfers in or out of Level I, II, or III during the three months ended September 30, 2022 and for the period from May 9, 2022 (commencement of operations) to September 30, 2022. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2022, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2022, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2022 were as follows:

				Range
Type	Fair Value as of September 30, 2022	Approach	Unobservable Input	Low	High	Weighted Average
First lien	$55,924	Market & income approach	EBITDA multiple	10.0x	38.0x	21.0x
			Revenue multiple	4.0x	18.0x	8.5x
			Discount rate	9.1%	12.2%	10.6%
	9,968	Other	N/A (1)	N/A	N/A	N/A
Second lien	1,276	Market & income approach	Discount rate	11.4%	11.4%	11.4%
Subordinated	3,110	Market & income approach	EBITDA multiple	19.0x	24.5x	21.8x
			Discount rate	14.1%	14.1%	14.1%
Equity and other	779	Market & income approach	Revenue multiple	4.0x	5.5x	4.8x
			Discount rate	15.4%	15.8%	15.6%
	$71,057

(1)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
The fair value of the BMO Subscription Line (as defined below) is considered Level III. The following are the principal amount and fair value of the Company’s borrowings as of September 30, 2022. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	September 30, 2022
	Principal Amount	Fair Value
BMO Subscription Line	$57,600	$57,561

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
Note 5. Agreements and Related Parties
The Company entered into an investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser on May 3, 2022. The Investment Management Agreement has a term of two years which began on May 3, 2022, and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the board of directors, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's directors who are not parties to this the Investment Management Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services, to the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company.
Pursuant to the Investment Management Agreement, the base management fee is payable quarterly in arrears at an annual rate of 1.15% of the aggregate contributed capital from all unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) as of the last day of the applicable quarter. For the period from the effective date of the Investment Management Agreement through the one-year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement), the base management fee shall be reduced by 50% (for the avoidance of doubt, this results in a management fee rate of 0.575% through May 9, 2023, the one-year anniversary of the Initial Drawdown Date). Because the one-year anniversary of the Initial Drawdown Date occurs on a date other than the last day of a calendar quarter, the management fee shall be prorated for such calendar quarter and calculated based on the number of days in such period up to, and including, the one-year anniversary of the Initial Drawdown Date. The base management fee could be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by the Company or its subsidiary to a placement agent, any organizational and offering expenses in excess of the lesser $2,500 or 0.50% of the aggregate Capital Commitments and any fund expenses in excess of the Specified Expenses Cap (as defined below).
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
Incentive Fee on Pre-Incentive Fee Net Investment Income
The portion based on the Company's income (the "Income Incentive Fee") is based on pre-incentive fee net investment income ("Pre-Incentive Fee Net Investment Income"). Pre-Incentive Fee Net Investment Income means interest income, dividend income and any fee income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the three months ended September 30, 2022 and for the period from May 9, 2022 (commencement of operations) to September 30, 2022, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
Expense Limitation
Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that the Company will not be required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $750,000 and (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate committed capital and (3) after the end of the Investment Period, 0.40% of the Company's average members' capital for the calendar year. Further, if the actual aggregate committed capital of the Company at the end of the Closing Period is less than $750,000, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate committed capital at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. "Specified Expenses" of the Company means all Company Expenses (as defined under "Fund Expenses" in the limited liability company agreement, as amended and restated on June 10, 2022, the "Second A&R LLC Agreement") incurred in the operation of the Company with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined in the Second A&R LLC Agreement) (which are subject to Organizational and Offering Expense Cap), (iv) Placement Fees (as defined in the Second A&R LLC Agreement), (v) interest on and fees and expenses arising out of all Company indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by the Company or its affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six (36) months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three months ended September 30, 2022 and for the period from May 9, 2022 (commencement of operations) to September 30, 2022, there have been no reimbursements from the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in increase in expenses borne by the Company also must be approved by vote of a majority of the outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended September 30, 2022 and for the period from May 9, 2022 (commencement of operations) to September 30, 2022.

	Three Months Ended	For the period from May 9, 2022 (commencement of operations) to
	September 30, 2022	September 30, 2022
Management fee	$280	$376
Less: management fee waiver	(185)	(249)
Net management fee	95	127
Incentive fee, excluding accrued incentive fees on capital gains	$137	$137
For the three months ended September 30, 2022 and for the period from May 9, 2022 (commencement of operations) to September 30, 2022, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company will reimburse the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended September 30, 2022 and for the period from May 9, 2022 (commencement of operations) to September 30, 2022, approximately $175 and $291, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of September 30, 2022, approximately $175 of indirect administrative expenses was included in payable to affiliates.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its unitholders and do not involve overreaching in respect of the Company or its unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's unitholders and is consistent with its then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit the Company to co-invest in its existing portfolio companies with certain affiliates that are private funds if such private funds do not have an investment in such existing portfolio company, subject to certain conditions.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the "Temporary Relief"), the Company was permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continued to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, the Company filed an application to amend its existing Exemptive Order (as defined below) on May 24, 2022, as amended on June 22, 2022. On August 30, 2022, New Mountain Finance Corporation and certain of its affiliates, including the Company, received an Order from the SEC which amended its existing Exemptive Order to permit the Company to continue to co-invest in its existing portfolio companies with certain affiliates that are private funds if such private funds do not have an investment in such existing portfolio company, subject to certain conditions.
Note 6. Borrowings
BMO Subscription Line—On May 9, 2022, the Company entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (as amended, from time to time, and most recently amended on August 23, 2022, the "BMO Subscription Line"), which allows the Company to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $71,604. All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or on the date 6 months after each advance. The BMO Subscription Line is collateralized by the unfunded Capital

Commitments of each of the Company's unitholders. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Consolidated Statement of Assets, Liabilities and Members' Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. The BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.
For the three months ended September 30, 2022, interest expense and amortization of financing costs incurred on the BMO Subscription Line were $388 and $4, respectively. The weighted average interest rate and effective interest rate on the BMO Subscription Line for the three months ended September 30, 2022 were 5.5% and 5.6%, respectively. For the period from May 9, 2022 (commencement of operations) to September 30, 2022, interest expense and amortization of financing costs incurred on the BMO Subscription Line were $417 and $7, respectively. The weighted average interest rate and effective interest rate on the BMO Subscription Line for the period from May 9, 2022 (commencement of operations) to September 30, 2022 were 5.4% and 5.5%, respectively.
As of September 30, 2022, the outstanding balance on the BMO Subscription Line was $57,600, and the Company was in compliance with the applicable covenants in the BMO Subscription Line on such date.
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
Note 7. Regulation
The Company intends to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code with the filing of its first tax return for the year ending December 31, 2022, and thereafter intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax treatment as a RIC, among other things, the Company is required to timely distribute to its unitholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make and will continue to make the requisite timely distributions to its unitholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
Additionally, as a BDC, the Company must not acquire any assets other than "qualifying assets" as defined in Section 55(a) of the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). In addition, the Company must offer to make available to all "eligible portfolio companies" (as defined in the 1940 Act) significant managerial assistance.
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2022, the Company had unfunded commitments on revolving credit facilities of $4,561, no outstanding bridge financing commitments, and other future funding commitments of $32,074. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments.
The Company also has revolving borrowings available under the BMO Subscription Line as of September 30, 2022. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2022, the Company had commitment letters to purchase investments in the aggregate par amount of $26,700, which could require funding in the future.

COVID-19 Developments
The Company's operating results and portfolio companies may be negatively impacted by the ongoing COVID-19 pandemic. The Company has been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic, including new variants of COVID-19, on all aspects of the Company's business, including how it will impact the Company's portfolio companies, employees, due diligence, and the financial markets. Any effects of the COVID-19 pandemic will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
The extent of the impact of the COVID-19 pandemic on the financial performance of the Company's current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of the Company's portfolio investments and the Company's financial condition.
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
For additional discussion on the Company's portfolio companies, see "Item 2— Monitoring of Portfolio Investments".
Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from March 18, 2022 (inception) to September 30, 2022.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
April 25, 2022	April 25, 2022	100	$1
May 9, 2022	May 23, 2022	1,599,900	15,999
June 14, 2022	June 29, 2022	358,000	3,580
June 24, 2022	June 29, 2022	500,000	5,000
August 22, 2022	September 6, 2022	1,520,000	15,200
		3,978,000	$39,780
The following table reflects the distributions declared on the Company's common units for the period from May 9, 2022 (commencement of operations) to September 30, 2022.

Date Declared	Record Date	Payment Date	Per Unit Amount
June 27, 2022	June 28, 2022	July 20, 2022	$0.11
September 1, 2022	September 5, 2022	October 20, 2022	0.25
September 28, 2022	September 29, 2022	October 20, 2022	0.12
			$0.48

Note 10. Earnings (Loss) Per Unit
The following information sets forth the computation of basic net decrease in the Company's members' capital per unit resulting from operations for the three months ended September 30, 2022 and the period from May 9, 2022 (commencement of operations) to September 30, 2022:

	Three Months Ended	For the period from May 9, 2022 (commencement of operations) to
	September 30, 2022	September 30, 2022
Earnings (Loss) per unit—basic & diluted
Numerator for basic & diluted earnings (loss) per unit:	$125	$(432)
Denominator for basic & diluted weighted average unit:	2,871,043	2,263,817
Basic & diluted earnings (loss) per unit:	$0.04	$(0.19)
Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the period from May 9, 2022 (commencement of operations) to September 30, 2022.

For the period from May 9, 2022 (commencement of operations) to
September 30, 2022
Per unit data(1):
Members' capital, May 9, 2022 (commencement of operations)	$10.00
Net investment income	0.20
Net realized and unrealized losses(2)	(0.15)
Total net increase	0.05
Distributions declared to unitholders from net investment income	(0.48)
Members' capital, September 30, 2022	$9.57
Total return based on members' capital(3)	0.52%
Units outstanding at end of period	3,978,000
Average weighted units outstanding for the period	2,263,817
Average members' capital for the period	$22,161
Ratio to average members' capital:
Net investment income(4)	11.19%
Total expenses, before waivers/reimbursements(4)	22.46%
Total expenses, net of waivers/reimbursements(4)	19.63%

Average debt outstanding—BMO Subscription Line	$19,368
Asset coverage ratio	166.07%
Portfolio turnover	0.17%

Capital Commitments	$198,900
Funded Capital Commitments	$39,780
% of Capital Commitments funded	20.00%

(1)Per unit data is based on weighted average units outstanding for the period from May 9, 2022 (commencement of operations) through September 30, 2022 (except for distributions declared to unitholders, which are based on actual rate per unit).

(2)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions which for the period from May 9, 2022 (commencement of operations) to September 30, 2022 was $0.24.
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
Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the period from May 9, 2022 (commencement of operations) to September 30, 2022.
In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted a rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While the Company's board of directors has not elected to designate the Investment Adviser as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.
Note 13. Subsequent Events
On October 27, 2022, the Company entered into Subscription Agreements with several investors providing for the private placement of the Company's Units. Since the Company commenced operations on May 9, 2022, it has closed on aggregate subscriptions of $249,350. On October 28, 2022, the Company delivered a capital drawdown notice to the Company's investors relating to the sale of 1,054,331 of the Company's Units for an aggregate offering price of $10,090. The Units were issued to investors on November 14, 2022.
Additionally, on October 27, 2022, the Company entered into an amendment (the "Amendment") to the BMO Subscription Line. Pursuant to the Amendment, (1) the Advance Rate (as defined therein) under the BMO Subscription Line was increased from 45% to 55%, and (2) the Amount of Maximum Credit (as defined therein) was increased from a maximum of $71,604 to a maximum of $109,714. All other terms of the BMO Subscription Line remained remain in full force and effect.
On November 2, 2022, the Company's board of directors declared a distribution of $0.09 per Unit, payable on January 20, 2023 to unitholders of record as of November 13, 2022.
On November 7, 2022, the Company’s board of directors appointed John R. Kline as the Chief Executive Officer of the Company, effective January 1, 2023, in addition to continuing in his role as President and as Chairman of the board of directors. Mr. Kline joined New Mountain in 2008 and has been a senior executive within New Mountain Capital's credit effort since its inception that year. Also on November 7, 2022, the Company’s board of directors received and accepted the resignation of Robert A. Hamwee as Chief Executive Officer, to become effective January 1, 2023. Mr. Hamwee will continue to serve as a senior member of the Investment Committee of the Company’s Investment Adviser and as a Managing Director of New Mountain Capital. The Company’s Investment Adviser believes that its management team, with the overall support of New Mountain Capital’s team of 215 professionals, is adequately staffed to support the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the board of directors of New Mountain Guardian IV BDC, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian IV BDC, L.L.C. and subsidiary (the "Company"), including the consolidated schedule of investments, as of September 30, 2022, and the related consolidated statements of operations and changes in members’ capital for the three-month period ended September 30, 2022 and for the period from May 9, 2022 (commencement of operations) to September 30, 2022, and the consolidated statement of cash flows for the period from May 9, 2022 (commencement of operations) to September 30, 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
November 14, 2022

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The information in management's discussion and analysis of financial condition and results of operations relates to New Mountain Guardian IV BDC, L.L.C., including its wholly-owned direct subsidiary (collectively, "we", "us", "our", "GIV" or the "Company").
Forward-Looking Statements
The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:
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
Overview
We are a Delaware limited liability company formed on March 18, 2022. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
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
We established New Mountain Guardian IV SPV, L.L.C. (“GIV SPV”) on July 26, 2022 as a wholly-owned direct subsidiary. As of September 30, 2022, there are no assets in GIV SPV.
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and opportunistic open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. In some cases, we may also include equity interest. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. We invest across the capital structure of middle market companies, primarily targeting first lien and unitranche loans and to a lesser extent second lien and passive preferred stock investments where the Investment Adviser has a high degree of conviction in the business. As of September 30, 2022, our top five industry concentrations were software, business services, healthcare information technology, consumer services and healthcare services.
As of September 30, 2022, our members' capital was approximately $38.1 million and our portfolio had a fair value of approximately $83.0 million in 23 portfolio companies.
Recent Developments
On October 27, 2022, we entered into Subscription Agreements with several investors providing for the private placement of our Units. Since we commenced operations on May 9, 2022, we have closed on aggregate subscriptions of $249.4 million. On October 28, 2022, we delivered a capital drawdown notice to our investors relating to the sale of 1,054,331 of our Units for an aggregate offering price of $10.1 million. The Units were issued to investors on November 14, 2022.
Additionally, on October 27, 2022, we entered into an amendment (the "Amendment") to the BMO Subscription Line (as defined below). Pursuant to the Amendment, (1) the Advance Rate (as defined therein) under the BMO Subscription Line was increased from 45% to 55%, and (2) the Amount of Maximum Credit (as defined therein) was increased from a maximum of $71.6 million to a maximum of $109.7 million. All other terms of the BMO Subscription Line remained remain in full force and effect.
On November 2, 2022, our board of directors declared a distribution of $0.09 per Unit, payable on January 20, 2023 to unitholders of record as of November 13, 2022.
On November 7, 2022, our board of directors appointed John R. Kline as the Chief Executive Officer, effective January 1, 2023, in addition to continuing in his role as President and as Chairman of the board of directors. Mr. Kline joined New Mountain in 2008 and has been a senior executive within New Mountain Capital's credit effort since its inception that year. Also on November 7, 2022, our board of directors received and accepted the resignation of Robert A. Hamwee as Chief Executive Officer, to become effective January 1, 2023. Mr. Hamwee will continue to serve as a senior member of the Investment Committee of our Investment Adviser and as a Managing Director of New Mountain Capital. Our Investment Adviser believes that its management team, with the overall support of New Mountain Capital’s team of 215 professionals, is adequately staffed to support us.

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
Basis of Accounting
We consolidate our wholly-owned direct subsidiary GIV SPV. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies, ("ASC 946").
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of September 30, 2022.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2022.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.

Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For both the three months ended September 30, 2022 and for the period from May 9, 2022 (commencement of operations) to September 30, 2022, we recognized PIK dividends from investments of less than $30 thousand, and no PIK interest from investments.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2022, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, revolver fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Fee income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by us for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
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

•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A

The following table shows the Risk Ratings of our portfolio companies as of September 30, 2022:

(in millions)	As of September 30, 2022
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	—	—%	—	—%
Green	83.9	100.0%	83.0	100.0%
	$83.9	100.0%	$83.0	100.0%
As of September 30, 2022, all investments in our portfolio had a Green Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $83.0 million in 23 portfolio companies at September 30, 2022.
The following table shows our portfolio and investment activity for the period from May 9, 2022 (commencement of operations) to September 30, 2022:

For the period from May 9, 2022 (commencement of operations) to
(in millions)	September 30, 2022
New investments in 23 portfolio companies	$83.8
Debt repayments in existing portfolio companies	—
Sales of securities in 0 portfolio companies	—
Change in unrealized appreciation on 1 portfolio company	0.1
Change in unrealized depreciation on 22 portfolio companies	(1.0)
Recent Accounting Standards Updates
See Part 1.—Financial Statements—Note 12. Recent Accounting Standards Updates for details on recent accounting standards updates.

Results of Operations for the Three Months Ended September 30, 2022
Revenue

Three Months Ended
(in thousands)	September 30, 2022
Interest income	$1,150
Dividend income	23
Fee income	831
Total investment income	$2,004
Investment income for the three months ended September 30, 2022 was driven by our deployment of capital and increasing invested balance.
Operating Expenses

Three Months Ended
(in thousands)	September 30, 2022
Management fee	$280
Less: management fee waiver	(185)
Net management fee	95
Interest and other financing expenses	392
Administrative expenses	225
Organizational and offering expenses	179
Professional fees	168
Incentive fee	137
Other general and administrative expenses	33
Net expenses	$1,229
Our management fees before waivers for the three months ended September 30, 2022 were approximately $0.3 million. Per the Investment Management Agreement (as defined below), the management fee will be reduced by 50% until the one-year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement). This resulted in net management fees of $0.1 million.
We have incurred expenses related to our formation, organization and continuous offering of our common units. For the three months ended September 30, 2022, we incurred organizational and offering costs of approximately $0.2 million. We anticipate we will continue to incur organizational and offering expenses throughout the Closing Period.
Interest and other financing expenses for the three months ended September 30, 2022 were approximately $0.4 million relating to the drawn balance on our BMO Subscription Line.
Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

Three Months Ended
(in thousands)	September 30, 2022
Net realized gains (losses) on investments	$—
Net change in unrealized depreciation of investments	(650)
Net realized and unrealized losses	$(650)
We had net unrealized depreciation which resulted in a net loss of approximately $0.7 million for the three months ended September 30, 2022 which was primarily driven by the overall decrease in market prices of our investments during the period.

Results of Operations for the period from May 9, 2022 (Commencement of Operations) to September 30, 2022
Revenue

For the period from May 9, 2022 (commencement of operations) to
(in thousands)	September 30, 2022
Interest income	$1,286
Dividend income	25
Fee income	1,402
Total investment income	$2,713
Investment income for the period from May 9, 2022 (commencement of operations) to September 30, 2022 was driven by our deployment of capital and increasing invested balance.
Operating Expenses

For the period from May 9, 2022 (commencement of operations) to
(in thousands)	September 30, 2022
Management fee	$376
Less: management fee waiver	(249)
Net management fee	127
Organizational and offering expenses	884
Interest and other financing expenses	424
Administrative expenses	370
Professional fees	259
Incentive fee	137
Other general and administrative expenses	60
Net expenses	$2,261
Our management fees before waivers for the period from May 9, 2022 (commencement of operations) to September 30, 2022 were approximately $0.4 million. Per the Investment Management Agreement (as defined below), the management fee will be reduced by 50% until the one-year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement). This resulted in net management fees of approximately $0.1 million.
We have incurred expenses related to our formation, organization and continuous offering of our common units. For the period from May 9, 2022 (commencement of operations) to September 30, 2022, we incurred organizational and offering costs of approximately $0.9 million. We anticipate we will continue to incur organizational and offering expenses throughout the Closing Period.
Interest and other financing expenses for the period from May 9, 2022 (commencement of operations) to September 30, 2022 were approximately $0.4 million, due to our entry into the BMO Subscription Line (as defined below).
Net Realized Gains (Losses) and Net Change in Unrealized (Depreciation) Appreciation

For the period from May 9, 2022 (commencement of operations) to
(in thousands)	September 30, 2022
Net realized gains (losses) on investments	$—
Net change in unrealized depreciation of investments	(884)
Net realized and unrealized losses	$(884)
We had net unrealized depreciation which resulted in a net loss of approximately $0.9 million for the period from May 9, 2022 (commencement of operations) to September 30, 2022 which was primarily driven by the overall decrease in market prices of our investments during the period.

Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of September 30, 2022, our asset coverage ratio was 166.1%.
Since our inception on March 18, 2022, we have entered into Subscription Agreements with several investors on various dates. We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On September 30, 2022, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	September 30, 2022
Capital Commitments	$198.9
Unfunded Capital Commitments	159.1
% of Capital Commitments funded	20.0%
As of September 30, 2022, we had cash and cash equivalents of approximately $14.8 million. Our cash used in operating activities for the period from May 9, 2022 (commencement of operations) to September 30, 2022 was approximately $82.4 million. We expect that all current liquidity needs will be met with cash flows from drawdowns on Capital Commitments, investments and operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2022, we had outstanding commitments to third parties to fund investments totaling $36.6 million, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2022, we had commitment letters to purchase investments in the aggregate par amount of $26.7 million, which could require funding in the future. As of September 30, 2022, we had not entered into any bridge financing commitments which could require funding in the future.
Borrowings
BMO Subscription Line—On May 9, 2022, we entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (as amended, from time to time, and most recently amended on August 23, 2022, the "BMO Subscription Line"), which allows us to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $71.6 million. All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or on the date 6 months after each advance. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of our unitholders. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Consolidated Statement of Assets, Liabilities and Members’ Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. The BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.

As of September 30, 2022, the outstanding balance on the BMO Subscription Line was $57.6 million, and we were in compliance with the applicable covenants in the BMO Subscription Line on such date.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the BMO Subscription Line for the three months ended September 30, 2022 and for the period from May 9, 2022 (commencement of operations) to September 30, 2022.
Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2022 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$57.6	$57.6	$—	$—	$—

(1)Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($57.6 million as of September 30, 2022) are due on BMO's demand within 15 business days or on the date 6 months after each advance. The BMO Subscription Line will terminate when all Capital Commitments have been funded. See "Borrowings", for material details on the BMO Subscription Line.
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
Distributions and Dividends
Distributions declared for the period from May 9, 2022 (commencement of operations) to September 30, 2022 totaled approximately $1.3 million. Tax characteristics of all distributions paid are reported to unitholders on Form 1099 after the end of the calendar year.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended September 30, 2022 and for the period from May 9, 2022 (commencement of operations) to September 30, 2022, approximately $0.2 million and $0.3 million, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of September 30, 2022, $0.2 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statement of Assets, Liabilities and Members' Capital.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57 (o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our unitholders and is consistent with our then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit us to co-invest in existing portfolio companies with certain affiliates that are private funds if such private funds do not have an investment in such existing portfolio company, subject to certain conditions.
See Item 1.—Financial Statements—Note 5. Agreements and Related Parties in this Quarterly Report on Form 10-Q for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have previously reduced certain interest rates and London Inter-Bank Offered Rate ("LIBOR") decreased. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. However, in March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018. Since then, the Federal Reserve has raised rates by an additional 3.50%, most recently by 0.75% in November 2022, and indicated that it would consider future rate hikes to combat inflation. During the period from May 9, 2022 (commencement of operations) to September 30, 2022, certain of the loans held in our portfolio had floating LIBOR or SOFR interest rates. As of September 30, 2022, approximately 94.6% of investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR or SOFR floor (includes investments bearing prime interest rate contracts) and approximately 5.4% of investments at fair value represent fixed-rate investments. Additionally, our BMO Subscription Line is also subject to floating interest rates and is currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2022. Interest expense is calculated based on the terms of our outstanding BMO Subscription Line. For our floating rate credit facilities, we use the outstanding balance as of September 30, 2022. Interest expense on our floating rate credit facilities is calculated using the interest rate as of September 30, 2022, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2022, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(1.35)%
Base Interest Rate	—%
+100 Basis Points	5.41%
+200 Basis Points	10.82%
+300 Basis Points	16.23%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV BDC, L.L.C. and its consolidated subsidiary.
Item 1.    Legal Proceedings
We, and our consolidated subsidiary, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2022. From time to time, we or our consolidated subsidiary may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our registration statement on Form 10 filed with the SEC, as amended, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our registration statement on Form 10 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the period from May 9, 2022 (commencement of operations) to September 30, 2022 to the risk factors discussed in Item 1A. Risk Factors in our registration statement on Form 10.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, other than those already disclosed in certain current reports on Form 8-K filed with the SEC.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission:

Exhibit Number	Description
3.1	Second Amended and Restated Limited Liability Company Agreement dated as of June 10, 2022(2)
4.1	Form of Subscription Agreement(1)
10.1	Form of Facility Increase Letter Amendment, dated as of August 23, 2022, by and among New Mountain Guardian IV BDC, L.L.C. and BMO Harris Bank, N.A.(3)
10.2	Form of Facility Increase Letter Amendment, dated as of October 27, 2022, by and among New Mountain Guardian IV BDC, L.L.C. and BMO Harris Bank, N.A.(4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

(1)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s registration statement on Form 10 (File No. 000-56437) filed on May 6, 2022.
(2)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s registration statement on Form 10 Pre-Effective Amendment No.1 (File No. 000-56437) filed on July 1, 2022.
(3)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s report on Form 8-K filed on August 25, 2022.
(4)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s report on Form 8-K filed on November 1, 2022.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2022.

NEW MOUNTAIN GUARDIAN IV BDC, L.L.C.

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee Chief Executive Officer (Principal Executive Officer)

By:	/s/ SHIRAZ Y. KAJEE
Shiraz Y. Kajee Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)