Form 10-K
period 2022-12-31
New Mountain Guardian IV BDC, L.L.C.
filed 2023-03-10
CIK 1925531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2022

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
_________________________________________________________________________________

Commission File Number	Exact name of registrant as specified in its charter, addresses of principal executive offices, telephone numbers and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
000-56437	New Mountain Guardian IV BDC, L.L.C. 1633 Broadway, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Organization: Delaware	88-1377220
_________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Units of Limited Liability Company Interests
_________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐    No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of March 10, 2023 was 8,508,331. As of June 30, 2022, there was no established public market for the registrant's limited liability company common units.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

PART I
Item 1.    BUSINESS.
New Mountain Guardian IV BDC, L.L.C. ("we", "us" or "our") is a Delaware limited liability company formed on March 18, 2022. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We intend to elect to be treated for United States ("U.S.") federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
New Mountain Guardian IV SPV, L.L.C. ("GIV SPV"), our wholly-owned direct subsidiary, was formed on July 26, 2022 in Delaware as a limited liability company. New Mountain Guardian IV Issuer SPV, L.L.C. ("GIV Issuer SPV"), our wholly-owned direct subsidiary, was formed on October 28, 2022 in Delaware as a limited liability company. As of December 31, 2022, there were no assets in GIV SPV or GIV Issuer SPV.
New Mountain Finance Advisers BDC, L.L.C.
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a firm with a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. The Investment Adviser is managed by a six member investment committee (the "Investment Committee"), which is responsible for approving purchases and sales of our investments above $10.0 million in aggregate by issuer. Effective January 1, 2023, Laura C. Holson joined the Investment Committee as a new permanent member. For additional information on the Investment Committee, see "Investment Committee".
New Mountain Finance Administration, L.L.C.
New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator also maintains, or oversees the maintenance of, our consolidated financial records, our reports to unitholders and reports filed with the U.S. Securities and Exchange Commission ("SEC"). The Administrator performs the calculation and publication of the value of our members' capital, the payment of our expenses and oversees the performance of various third-party service providers and the preparation and filing of our tax returns. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services. The Administrator may also provide, on our behalf, managerial assistance to our portfolio companies.
Competition
We compete for investments with a number of BDCs and investment funds (including private equity and hedge funds), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of these entities have greater financial and managerial resources than we do. We believe we are able to compete with these entities primarily on the basis of the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, the model that we employ to perform our due diligence with the broader New Mountain Capital team and our model of investing in companies and industries we know well.
We believe that some of our competitors may make investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see Item 1A.—Risk Factors in this Annual Report on Form 10-K.
Investment Objective and Portfolio
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. In some cases, our investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. Our portfolio may be concentrated in a limited number of industries. As of December 31, 2022, our top five industry concentrations were software, business services, healthcare, consumer services and education. At December 31, 2022, our portfolio consisted of 29 portfolio companies and was invested 81.1% in first lien loans, 9.6% in second lien loans, 8.7% in subordinated loans and 0.6% in equity and other, as measured at fair value.
The fair value of our investments, as determined in good faith by the board of directors, was approximately $123.2 million in 29 portfolio companies at December 31, 2022.
The following table shows our portfolio and investment activity for the period from May 9, 2022 (commencement of operations) to December 31, 2022:

For the period from May 9, 2022 (commencement of operations) to
(in millions)	December 31, 2022
New investments in 29 portfolio companies	$123.2
Debt repayments in existing portfolio companies	(0.1)
Sales of securities in 0 portfolio companies	—
Change in unrealized appreciation on 5 portfolio companies	0.9
Change in unrealized depreciation on 24 portfolio companies	(1.1)
The following summarizes our ten largest portfolio company investments and the seven industries in which we were invested as of December 31, 2022, calculated as a percentage of fair value as of December 31, 2022:

Portfolio Company	Percent of Total Investments at Fair Value
CoreTrust Purchasing Group LLC	8.1%
iCIMS, Inc.	7.7%
Knockout Intermediate Holdings I Inc.	6.8%
Avalara, Inc.	6.4%
Virtusa Corporation	6.2%
DS Admiral Bidco, LLC	6.0%
Foundational Education Group, Inc.	4.8%
PPV Intermediate Holdings LLC	4.7%
IG IntermediateCo LLC	4.7%
Radwell Parent, LLC	4.4%
59.8%

Industry Type	Percent of Total Investments at Fair Value
Software	49.1%
Business Services	23.6%
Healthcare	11.7%
Consumer Services	5.0%
Education	4.8%
Distribution & Logistics	4.3%
Financial Services	1.5%
100.0%

Investment Criteria
The Investment Adviser has identified the following investment criteria and guidelines for use in evaluating prospective portfolio companies. However, not all of these criteria and guidelines were, or will be, met in connection with each of our investments.
•Defensive growth industries. We seek to invest in industries that can succeed in both robust and weak economic environments, but which are also sufficiently large and growing to achieve high valuations providing enterprise value cushion for our targeted debt securities.
•High barriers to competitive entry. We target industries and companies that have well defined industries and well established, understandable barriers to competitive entry.
•Recurring revenue. Where possible, we focus on companies that have a high degree of predictability in future revenue.
•Flexible cost structure. We seek to invest in businesses that have limited fixed costs and therefore modest operating leverage.
•Strong free cash flow and high return on assets. We focus on businesses with a demonstrated ability to produce meaningful free cash flow from operations. We typically target companies that are not asset intensive and that have minimal capital expenditure and minimal working capital growth needs.
•Sustainable business and niche market dominance. We seek to invest in businesses that exert niche market dominance in their industry and that have a demonstrated history of sustaining market leadership over time.
•Established companies. We seek to invest in established companies with sound historical financial performance. We do not intend to invest in start‑up companies or companies with speculative business plans.
Investment Selection and Process
The Investment Adviser believes it has developed a proven, consistent and replicable investment process to execute our investment strategy. The Investment Adviser seeks to identify the most attractive investment sectors from the top down and then works to become the most advantaged investor in these sectors. The steps in the Investment Adviser's process include:
•Identifying attractive investment sectors from the top down;
•Creating competitive advantages in the selected industry sectors; and
•Targeting companies with leading market share and attractive business models in its chosen sectors.
Investment Committee
The Investment Adviser is managed by a six member Investment Committee, which is responsible for approving purchases and sales of our investments above $10.0 million in the aggregate by a single issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, Adam B. Weinstein, Laura C. Holson and John R. Kline. The sixth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. Kyle Peterson served on the Investment Committee from May 2022 to July 2022. Beginning in August 2022, A. Joe Delgado was appointed to the Investment Committee for a one year term. Effective January 1, 2023, Laura C. Holson joined the Investment Committee as a new permanent member. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $10.0 million may be approved by our chief executive officer. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
The purpose of the Investment Committee is to evaluate and approve, as deemed appropriate, all investments by the Investment Adviser, subject to certain thresholds. The Investment Committee's process is intended to bring the diverse experience and perspectives of the Investment Committee's members to the analysis and consideration of every investment. The Investment Committee also serves to provide investment consistency and adherence to the Investment Adviser's investment philosophies and policies. The Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.
In addition to reviewing investments, the Investment Committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and investment opportunities are also reviewed on a regular basis. The members of our investment team are encouraged to share information and views on credits with the Investment Committee early in their analysis. This process improves the quality of the analysis and allows the deal team members to work more efficiently.

Investment Structure
We target debt investments that will yield current income that can support distributions to our unitholders. Our debt investments are typically structured with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our target return profile.
The terms of our debt investments are tailored to the facts and circumstances of the transaction and prospective portfolio company and are structured to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of return is the cash interest that we collect on our debt investments.
First lien loans, second lien loans, subordinated loans and bonds generally have terms of four to seven years, provide for a variable or fixed interest rate and may contain prepayment penalties. First lien loans are secured by a first priority security interest in all existing and future assets of the borrower. Our first lien loans may include traditional first lien senior secured loans or unitranche loans. We invest a significant portion of our portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first-lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt according to the combination of loan characteristics of the unitranche loan. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Second lien loans are secured by a second priority interest and subordinated loans are generally unsecured. Our loan and bond investments may include payment‑in‑kind ("PIK") interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity. In some cases, our investments may also include equity interests.
In addition, from time to time we may also enter into revolving credit facilities, bridge financing commitments, delayed draw commitments or other commitments which can result in providing future financing to a portfolio company. When we make a debt investment, we may be granted equity in the portfolio company in the same class of security as the sponsor receives upon funding.
We may make investments through wholly owned subsidiaries. Such subsidiaries are expected to be organized as corporations or limited liability companies and will not be registered under the 1940 Act. These subsidiaries may be formed to obtain favorable tax benefits or to obtain financing on favorable terms due to their bankruptcy‑remote characteristics. Our board of directors (the "Board") has oversight responsibility for our investment activities, including our investment in any subsidiary, and our role as sole shareholder of any subsidiary. To the extent applicable to the investment activities of a subsidiary, the subsidiary will follow the same compliance policies and procedures as we do. We would "look through" any such subsidiary to determine compliance with our investment policies.
Portfolio Company Monitoring
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

The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Red, Orange, Yellow and Green, with Red reflecting an investment performing materially below expectations and Green reflecting an investment that is in-line with or above expectations. The mapping of the composite scores to these categories are below:
•Red – 1C (e.g., Tier 1 for Operating Performance and C for Business Characteristics)
•Orange – 2C and 1B
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Ratings of our portfolio companies as of December 31, 2022:

(in millions)	As of December 31, 2022
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	—	—%	—	—%
Green	123.4	100.0%	123.2	100.0%
	$123.4	100.0%	$123.2	100.0%
As of December 31, 2022, all investments in our portfolio had a Green Risk Rating.
Exit Strategies/Refinancing
We expect to exit our investments typically through one of four scenarios: (i) the sale of the portfolio company itself, resulting in repayment of all outstanding debt, (ii) the recapitalization of the portfolio company in which our loan is replaced with debt or equity from a third party or parties (in some cases, we may choose to participate in the newly issued loan(s)), (iii) the repayment of the initial or remaining principal amount of our loan then outstanding at maturity, or (iv) our sale of the debt investment. In some investments, there may be scheduled amortization of some portion of our loan which would result in a partial exit of our investment prior to the maturity of the loan.
During the Investment Period (as defined below), repayments and refinancings will be redeployed into new investments. After the Investment Period, the Investment Adviser may pursue several options to return capital to investors. These may include running off the portfolio over subsequent years as investments are repaid, secondary sales in the market and other potential liquidity options. For the avoidance of doubt, we have no intention of pursuing an initial public offering and our documents will prohibit this type of event; however, unitholders may be given the opportunity (but would not be required) to elect to exchange their interests in us for interests in another investment vehicle managed by the Investment Adviser or its affiliates.
Valuation of Portfolio Securities
At all times consistent with accounting principles generally accepted in the United States of America ("GAAP") and the 1940 Act, we conduct a valuation of our assets, pursuant to which our members' capital is determined.
We value our assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, our Board is ultimately and solely responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Our quarterly valuation procedures are set forth in more detail below:
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
a.Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and, if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and
b.For investments other than bonds, the investment professionals of the Investment Adviser look at the number of quotes readily available and perform the following procedures:
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
b.Preliminary valuation conclusions will then be documented and discussed with our senior management;
c.If an investment falls into (3) above for four consecutive quarters and if the investment's par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the investment professionals of the Investment Adviser do not have a readily available market quotation will be reviewed by an independent valuation firm engaged by our Board; and
d.When deemed appropriate by our management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.
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
Operating and Regulatory Environment
As with other companies regulated by the 1940 Act, a BDC must adhere to certain regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to investments by a BDC in another investment company, as well as transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. A BDC must be organized and have its principal place of business in the United States, it must be operated for the purpose of investing in or lending to primarily private or thinly traded companies and it must make significant managerial assistance available to those companies whose securities are considered Qualifying Assets (as defined below) for the BDC.
We have a Board. A majority of our Board must be persons who are not "interested persons", as that term is defined in Section 2(a)(19) of the 1940 Act (the "Independent Directors"). As a BDC, we are prohibited from indemnifying any director or officer against any liability to us or our unitholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office. Additionally, to provide additional shareholder protection, we are required to provide and maintain a bond issued by a reputable fidelity insurance company.

As a BDC, we are required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings, and any preferred units we may issue in the future, of at least 150.0% (which means we can borrow $2 for every $1 of our equity). We monitor our compliance with this coverage ratio on a regular basis.
We may, to the extent permitted under the 1940 Act, issue additional equity or debt capital. We will generally not be able to issue and sell our limited liability company interests (the "Units") at a price below members' capital per Unit without unitholder approval. See Item 1. Business—The Private Offering in this Annual Report on Form 10-K. We may, however, sell our Units, or warrants, options or rights to acquire our Units, at a price below the then‑current value of our members' capital if our Board determines that such sale is in our best interests and the best interests of our unitholders, and our unitholders approve such sale. In addition, we may generally issue new Units at a price below the value of our members' capital in rights offerings to existing unitholders, in payment of dividends and in certain other limited circumstances.
As a BDC, we will not generally be permitted to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently have an investment or make any co‑investments with the Investment Adviser or its affiliates without an exemptive order from the SEC. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order"), which superseded a prior order issued on December 18, 2017, which permits us to co‑invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co‑investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co‑invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co‑investment transaction, including, but not limited to, that (1) the terms of the potential co‑investment transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the potential co‑investment transaction is consistent with the interests of our unitholders and is consistent with our then‑current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit us to complete follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not hold an investment in such existing portfolio company, subject to certain conditions.
We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67.0% or more of such company's voting securities present at a meeting if more than 50.0% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50.0% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.
In addition, as a BDC, we are not permitted to issue Units in consideration for services.
Taxation as a Regulated Investment Company
We were treated as a disregarded entity wholly owned by the Investment Advisers for the period beginning with the date of inception on March 18, 2022 through May 5, 2022. From May 6, 2022 and thereafter, we intend to elect to be treated for U.S. federal income tax purposes, and intend to comply with the requirements to continue to qualify annually, as a RIC under Subchapter M of the Code.
To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, we must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with our return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or fee income (including but not limited to gains from options, futures or forward contracts) derived with respect to our business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a "Qualified Publicly Traded Partnership"); and (4) diversify our holdings so that, at the end of each quarter of each of our taxable years (a) at least 50% of the value of our total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of our total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of our total assets is invested in (I) the securities (other than U.S. government securities or securities of other RICs) of any one issuer, (II) the securities, other than securities of other RICs, of any two or more issuers which we control and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) the securities of certain Qualified Publicly Traded Partnerships.
As a RIC, we generally will not be subject to U.S. federal income tax on our investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) and net capital gains (the excess of net long‑term capital gains over net short‑term capital losses), if any, that we distribute in each taxable year to our unitholders, provided that we distribute dividends equal to at least 90% of our investment company taxable income plus 90% of our net interest income excludable under Section 103(a) of the Code. We intend to distribute to our unitholders, each taxable year, substantially all of our investment company taxable income and net capital gains.
Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, we must timely distribute during each calendar year an amount at least equal to the sum of (i) 98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year, (ii) 98.2% of our capital gains in excess of our capital losses (adjusted for certain ordinary losses) for the one‑year period ending October 31 of the calendar year, and (iii) any ordinary income and capital gains net income that we recognized for previous years, but were not distributed during those years, and on which we paid no U.S. federal income tax. For these purposes, we will be deemed to have distributed any income or gains on which we paid U.S. federal income tax.
A distribution will be treated as paid on December 31 of any calendar year if it is declared by us in October, November or December with a record date in such a month and paid by us during January of the following calendar year. Such distributions will be taxable to unitholders in the calendar year in which the distributions are declared, rather than the calendar year in which the distributions are received.
Failure to Qualify as a Regulated Investment Company
If we fail to qualify as a RIC or fail to satisfy the 90% distribution requirement in any taxable year, we would be subject to U.S. federal income tax at regular corporate rates on our taxable income (including distributions of net capital gains), even if such income were distributed to our unitholders, and all distributions out of earnings and profits would be taxed to unitholders as ordinary dividend income. Such distributions generally may be eligible (i) to be treated as "qualified dividend income" in the case of individuals and other noncorporate unitholders and (ii) for the dividends received deduction in the case of corporate unitholders. In addition, we could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.
While we generally intend to qualify as a RIC for each taxable year, it is possible that we may not satisfy the diversification requirements described above, and thus may not qualify as a RIC, for the short taxable year that includes the initial closing of the Private Offering (as defined below). In such case, however, we anticipate that the associated tax liability would not be material, and that such non‑compliance would not have a material adverse effect on our business, financial condition and results of operations, although there can be no assurance in this regard.
Summary Risk Factors
The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in
Item1A.— Risk Factors of this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.
General Risks of an Investment in our Units
•There is no assurance that we will be able to generate returns for our investors or that the returns will be commensurate with the risks of investing in the type of companies and transactions described in this Annual Report on Form 10-K.
•Our success will depend on the ability of the Investment Adviser to identify suitable portfolio investments, to negotiate and arrange the closing of appropriate transactions, and to arrange the timely disposition of portfolio investments.
•Because the incentive fee is based on the performance of our portfolio, the Investment Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement.
•We have a limited operating history.
•The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other investment vehicles previously managed by the investment professionals of the Investment Adviser.
•If we fail to maintain our status as a BDC or qualify as a RIC, our operating flexibility could be significantly reduced.
Certain Risks Relating to Portfolio Investments
•Investments in small and middle market businesses are highly speculative and involve a high degree of risk of credit loss.
•If a portfolio company cannot generate adequate cash flow to meet its debt obligations (including obligations to us), we may suffer a partial or total loss of capital invested in the portfolio company.

•A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and a foreclosure on its secured assets, which could trigger cross‑defaults under other agreements and jeopardize a portfolio company's ability to meet its obligations under the debt and/or equity securities that we hold.
•We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded debt commitments.
•Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
•We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity.
•A significant change in market interest rates may have a material adverse effect on our net investment income in the event we use debt to finance our investments.
•We may participate in a limited number of portfolio investments and, as a consequence, our aggregate return may be substantially adversely affected by the unfavorable performance of even a single portfolio investment.
•To the extent we concentrate portfolio investments in a particular issuer, industry, sub‑sector, security, investment type, or geographic region, we will become more susceptible to fluctuations in value resulting from adverse economic and business conditions with respect thereto.
•Many of our portfolio investments will be highly illiquid, and we may not be able to realize on such portfolio investments in a timely manner.
•We will be competing for investments with many other investors, as well as financial institutions, open‑end funds, closed‑end funds, hedge funds and investment funds affiliated with other financial sponsors and other investors.
•We may invest in portfolio companies that may (i) have an unfavorable financial history, (ii) be operating at a loss or have significant fluctuations in operating results, (iii) be engaged in rapidly changing business environments or (iv) need substantial additional capital to set up internal infrastructure, hire management and personnel, support expansion or achieve or maintain a competitive position.
•We may invest in companies in rapidly changing fields, which may rely on the use of proprietary technology and be materially impacted by technological changes.
•In connection with certain portfolio investments, we may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates to the extent permitted by the 1940 Act. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks.
•Our investments are almost entirely rated below investment grade or may be unrated, which are often referred to as "leveraged loans", "high yield" or "junk" securities, and may be considered "high risk" compared to debt instruments that are rated investment grade.
Risks Relating to Our Units and Operations
•Our Units have not been registered under the Securities Act, or applicable securities laws of any U.S. state or the securities laws of any other jurisdiction and, therefore, cannot be resold unless they are subsequently registered under the Securities Act and any other applicable securities laws or an exemption from such registration is available.
•Because there is significant uncertainty as to the valuation of illiquid investments, the values of such investments may not necessarily reflect the values that could actually be realized by us.
•The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of the Board and, in some cases, the SEC.
•We cannot assure you that we will continue to achieve investment results or maintain a tax status that will allow us to make a specified level of cash distributions or year‑to‑year increases in cash distributions.
•If the Investment Adviser resigns, we may not be able to find a new Adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all.
Certain Market, Regulatory and Tax Risks
•Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control.

•The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 which began in December 2019.
•We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act").
•The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
The Private Offering
We conducted a private offering (the "Private Offering") of our Units to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering will make a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the 24-month period following the initial closing of Capital Commitments, which occurred on May 4, 2022 (the "Closing Period"). We may accept and draw down on Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments after the Closing Period. We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on May 9, 2022 (the "Initial Drawdown," and the date on which the Initial Drawdown occurs, the "Initial Drawdown Date"). The investment period began on May 4, 2022 and will continue until May 4, 2028, the four‑year anniversary of the end of the Closing Period (the "Investment Period"). Our term is until May 4, 2030, six years from the end of the Closing Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors (the eight year period and any successive extensions, the "Term").
We have entered into separate subscription agreements with one or more investors providing for the private placement of Units pursuant to the Private Offering and expect to enter into additional subscription agreements from time to time. As of December 31, 2022, we had aggregate Capital Commitments from investors of $249.4 million, of which $174.5 million was undrawn.
Investors are required to make capital contributions to purchase Units at a specified time (subject to applicable cure periods) each time we deliver a drawdown notice, which will be issued based on our anticipated investment activities and capital needs, in an aggregate amount not to exceed each investor's respective Capital Commitment to purchase Units pursuant to a Subscription Agreement entered into with us. We will deliver drawdown requests at least ten business days prior to the required funding date. Holders of Capital Commitments with the lowest Contribution Capital Percentage (as defined below) will first be required to purchase our Units until all holders of Capital Commitments have the same Contributed Capital Percentage (as defined below), and then purchases will be made pro rata in accordance with remaining Capital Commitments. As a result, for Capital Commitments, purchases of our Units will generally be made first by holders with the largest percentage of their Capital Commitments undrawn (i.e., a catch-up purchase) and then, once all holders have the same percentage of undrawn Capital Commitments outstanding, pro rata in accordance with remaining Capital Commitments of all investors. "Contributed Capital Percentage" means, with respect to an investor holding Capital Commitments, the percentage determined by dividing such investor's Contributed Capital (as defined below) by such investor's total Capital Commitments (whether or not funded). "Contributed Capital" means, with respect to an investor holding Capital Commitments, the aggregate amount of capital contributions from such investor's Capital Commitments that has been funded by such investor to purchase Units. For the avoidance of doubt, Contributed Capital will not take into account distributions of our investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) to the investors or return of capital distributions.
The offering price per Unit at the Initial Drawdown Date was $10.00. Pursuant to the limited liability company agreement, as amended and restated on June 10, 2022, (the "Second A&R LLC Agreement"), the offering price for future drawdown dates will be (1) for any future Drawdown Dates or Catch-Up Dates (each as defined in the Second A&R LLC Agreement) where the then-current Per Unit NAV (as defined in the Second A&R LLC Agreement) is greater than or equal to $9.70, $10.00, and (2) for any future Drawdown Dates or Catch-Up Dates where the then-current Per Unit NAV is less than $9.70, the greater of (A) Per Unit NAV and (B) $9.50.
Fund Term and Potential Exchange Option
We will be liquidated and dissolved in an orderly manner (i) upon the expiration of our Term (as such Term may be extended pursuant to the above) or (ii) at any time upon a decision of the Board, subject to any necessary unitholder approvals and applicable requirements of the 1940 Act.

Prior to the end of the Term, the unitholders may be given the opportunity (but would not be required) to elect to exchange their Units for interests in another investment vehicle managed by the Investment Adviser or its affiliates. Any such exchange would be structured in a manner so as to not cause dilution to unitholders who do not elect to exchange their units. There is no assurance such opportunity to exchange Units will be provided.
Investment Management Agreement
We are a closed‑end, non‑diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We are externally managed by our Investment Adviser and pay our Investment Adviser a fee for its services. The following summarizes our arrangements with the Investment Adviser pursuant to the investment advisory and management agreement (the "Investment Management Agreement").
Management Services
The Investment Adviser is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The Investment Adviser serves pursuant to the Investment Management Agreement in accordance with the 1940 Act. Subject to the overall supervision of our Board, the Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. Under the terms of the Investment Management Agreement, the Investment Adviser:
•determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•determines the securities and other assets that we will purchase, retain or sell;
•identifies, evaluates and negotiates the structure of our investments that we make;
•executes, monitors and services the investments that we make;
•performs due diligence on prospective portfolio companies;
•votes, exercises consents and exercises all other rights appertaining to such securities and other assets on our behalf; and
•provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.
The Investment Adviser's services under the Investment Management Agreement are not exclusive, and the Investment Adviser (so long as its services to us are not impaired) and/or other entities affiliated with New Mountain Capital are permitted to furnish similar services to other entities. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours.
Management Fees
Pursuant to the Investment Management Agreement, we have agreed to pay the Investment Adviser a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee payable to the Investment Adviser and any incentive fees paid in cash to the Investment Adviser are borne by us and, as a result, are indirectly borne by our unitholders.
Base Management Fees
Pursuant to the Investment Management Agreement, the base management fee is payable quarterly in arrears at an annual rate of 1.15% of the aggregate contributed capital from all unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) as of the last day of the applicable quarter. For the period from the effective date of the Investment Management Agreement through the one-year anniversary of the Initial Drawdown Date, the base management fee shall be reduced by 50.0% (for the avoidance of doubt, this results in an annual rate of 0.575% through May 9, 2023). Because the one-year anniversary of the Initial Drawdown Date occurs on a date other than the last day of a calendar quarter, the management fee shall be prorated for such calendar quarter and calculated based on the number of days in such period up to, and including, the one-year anniversary of the Initial Drawdown Date. The base management fee could be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by us or our subsidiaries to a placement agent, any organizational and offering expenses in excess of the lesser of $2.5 million or 0.50% of the aggregate Capital Commitments and any fund expenses in excess of the Specified Expenses Cap (as defined below).
The Investment Adviser has entered into agreements with placement agents that provide for ongoing payments from the Investment Adviser based upon the amount of a unitholder's Capital Commitment or capital contributions. Neither we nor any unitholders will bear any of the fees paid to our placement agents as any such fees paid by us will offset the management fees.
Incentive Fees
The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.
Incentive Fee on Pre-Incentive Fee Net Investment Income
The portion based our income (the "Income Incentive Fee") is based on pre-incentive fee net investment income ("Pre-Incentive Fee Net Investment Income"). Pre-Incentive Fee Net Investment Income means interest income, dividend income and any fee income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the management fee, expenses payable under the administration agreement (the "Administration Agreement"), and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our members' capital at the end of the immediately preceding quarter, is compared to a "hurdle rate" of return of 1.75% per quarter (7.0% annualized).
We will pay the Investment Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%;
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to a rate of return of 2.059% (8.235% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 2.059%) as the "catch-up." The "catch-up" is meant to provide the Investment Adviser with approximately 15.0% of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeds 2.059% in any calendar quarter; and
•15.0% of the dollar amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds a rate of return of 2.059% (8.235% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 15.0% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to the Investment Adviser.
The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
Incentive Fee on Capital Gains
The second component of the incentive fee is the capital gains incentive fee. We will pay the Investment Adviser an incentive fee with respect to our cumulative realized capital gains computed net of all realized capital losses and unrealized capital depreciation since inception ("Cumulative Net Realized Gains") based on the waterfall below:
a.First, no incentive fee is payable to the Investment Adviser on Cumulative Net Realized Gains until total return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders is equal to total capital contributions;
b.Second, no incentive is payable to the Investment Adviser on Cumulative Net Realized Gains until we have paid cumulative distributions equal to an annualized, cumulative internal rate of return of 7.0% on the total contributed capital to us calculated from the date that each such amount was due to be contributed to us until the date each such distribution is paid;
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
Upon our termination, the Investment Adviser will be required to return incentive fees to us to the extent that: (i) the Investment Adviser has received cumulative incentive fees in excess of 15.0% of the sum of (A) our cumulative distributions other than return of capital contributions and (B) the cumulative incentive fees paid to the Investment Adviser; or (ii) the unitholders have not received a 7.0% cumulative internal rate of return; provided that in no event will such restoration be more than the incentive fees received by the Investment Adviser.
In accordance with GAAP, we accrue a hypothetical capital gains incentive fee based upon the cumulative net realized capital gains and realized capital losses and the cumulative net unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value.
Expense Limitation
Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that we will not be required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $750.0 million and (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate committed capital and (3) after the end of the Investment Period, 0.40% of the average Members' Capital for the calendar year. Further, if our actual aggregate committed capital at the end of the Closing Period is less than $750.0 million, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate committed capital at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. Our "Specified Expenses" means all Company Expenses (as defined under "Fund Expenses" in the Second A&R LLC Agreement) incurred in our operation with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined in the Second A&R LLC Agreement) (which are subject to the Organizational and Offering Expenses Cap), (iv) Placement Fees (as defined in the Second A&R LLC Agreement), (v) interest on and fees and expenses arising out of all our indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by us or our affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
If, while the Investment Adviser is the investment adviser to us, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by us of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of us pursuant to the expense limitation and reimbursement agreement between us and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six (36) months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by us also must be approved by vote of a majority of the outstanding Units.
Payment of Expenses
Our primary operating expenses are interest payable on our debt, the payment of a base management fee and any incentive fees under the Investment Management Agreement and the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:
•organizational and offering expenses;
•the investigation and monitoring of our investments;
•the cost of calculating members' capital;

•interest payable on debt, if any, to finance our investments;
•the cost of effecting sales and repurchases of our Units and other securities;
•management and incentive fees payable pursuant to the Investment Management Agreement;
•fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);
•transfer agent and custodial fees;
•marketing efforts (including attendance at investment conferences and similar events);
•federal and state registration fees;
•any exchange listing fees;
•federal, state, local and foreign taxes;
•Independent Directors' fees and expenses;
•brokerage commissions;
•costs of proxy statements, unitholders' reports and notices;
•costs of preparing government filings, including periodic and current reports with the SEC;
•independent audits and outside legal costs;
•costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;
•fidelity bond, liability insurance and other insurance premiums; and
•printing, mailing and all other direct expenses incurred by either the Investment Adviser or us in connection with administering our business, including payments under the Administration Agreement that are based upon our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, including the allocable portion of the compensation of our chief financial officer and chief compliance officer and their respective staffs.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as "qualifying assets", unless, at the time the acquisition is made, qualifying assets represent at least 70.0% of the BDC's total assets. The principal categories of qualifying assets relevant to our business are any of the following:
1)    Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an "eligible portfolio company", or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a)    is organized under the laws of, and has its principal place of business in, the United States;
b)    is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c)    satisfies any of the following:
i)    does not have any class of securities that is traded on a national securities exchange;
ii)    has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non‑voting common equity of less than $250.0 million;
iii)    is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
iv)    is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
2)    Securities of any eligible portfolio company that the BDC controls.

3)    Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4)    Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the BDC already owns 60.0% of the outstanding equity of the eligible portfolio company.
5)    Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6)    Cash, cash equivalents, U.S. government securities or high‑quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
As of December 31, 2022, 6.6% of our total assets were non-qualifying assets.
Significant Managerial Assistance to Portfolio Companies
BDCs generally must offer to make available to the issuer of qualifying assets significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Administrator or its affiliate will provide such significant managerial assistance on our behalf to portfolio companies that accept our offer of managerial assistance.
Temporary Investments
Pending investments in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high‑quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as "temporary investments," so that 70% of our assets are qualifying assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. We had no temporary investments as of December 31, 2022.
Repurchase Agreements
A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed‑upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed‑upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no repurchase agreements as of December 31, 2022.
Indebtedness and Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our Units if our asset coverage, as defined in the 1940 Act, is at least equal to 150.0% immediately after each such issuance (which means we can borrow $2 for every $1 of our equity). In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our unitholders or the repurchase of our Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Item 1A.— Risk Factors — Fund-Level Borrowings in this Annual Report on Form 10-K.
Code of Ethics
We have adopted a code of ethics pursuant to Rule 17j‑1 under the 1940 Act (the "Code of Ethics") and the Investment Adviser has adopted a code of ethics pursuant to Rule 204A‑1 under the Advisers Act (the "Adviser's Code of Ethics"), each of which establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the Code of Ethics and/or the Adviser's Code of Ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us so long as such investments are made in accordance with the applicable code's requirements. The Code of Ethics is available on the SEC's website at www.sec.gov.
Compliance Policies and Procedures
We and the Investment Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and we are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer is responsible for administering these policies and procedures.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Investment Adviser. The proxy voting policies and procedures of the Investment Adviser are set forth below. The guidelines will be reviewed periodically by the Investment Adviser and our Independent Directors, and, accordingly, are subject to change.
Introduction
As an investment adviser registered under the Advisers Act, the Investment Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote proxies related to our securities in a timely manner free of conflicts of interest and in our best interests.
The policies and procedures for voting proxies for the investment advisory clients of the Investment Adviser are intended to comply with Section 206 of, and Rule 206(4)‑6 under, the Advisers Act.
Proxy Policies
The Investment Adviser will vote proxies relating to our securities in our best interest. It will review on a case‑by‑case basis each proposal submitted for a unitholder vote to determine its impact on the portfolio securities held by us. Although the Investment Adviser will generally vote against proposals that may have a negative impact on its clients' portfolio securities, it may vote for such a proposal if there exists compelling long‑term reasons to do so.
The proxy voting decisions of the Investment Adviser are made by the senior officers who are responsible for monitoring each of its clients' investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision-making process or vote administration are prohibited from revealing how the Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
Proxy Voting Records
You may obtain, without charge, information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 1633 Broadway, 48th Floor, New York, New York 10019.
Staffing
We do not have any employees. Our day‑to‑day investment operations are managed by the Investment Adviser and the Administrator. See "—Investment Management Agreement" and "—Administration Agreement" in this Annual Report on Form 10-K. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, including the compensation of our chief financial officer and chief compliance officer, and their respective staffs. For a more detailed discussion of the Administration Agreement, see Item 8—Financial Statements and Supplementary Data—Note 5. Agreements and Related Parties in this Annual Report on Form 10-K.
Emerging Growth Company
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act (the "JOBS Act") and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not "emerging growth companies" including, but not limited to, reduced executive compensation disclosure requirements and not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes‑Oxley Act. Although we have not made a determination whether to take advantage of any or all of these exemptions, we expect to remain an emerging growth company for up to five years following the completion of any initial public offering by us or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b‑2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which would occur if the market value of our Units that are held by non‑affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 calendar months, or (iii) the date on which we have issued more than $1.0 billion in non‑convertible debt securities during the preceding three‑year period. There is currently no public market for our Units and one is not expected to develop. In addition, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act imposes a variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:
•pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-15 of the Exchange Act, beginning for the fiscal year ending December 31, 2023, our management will be required to prepare a report regarding their assessment of their respective internal control over financial reporting; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports are required to disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.
Reporting Obligations
In order to be regulated as a BDC under the 1940 Act, we are required to register a class of equity securities under the Exchange Act. As a result, we have filed a Registration Statement for our Units with the SEC under the Exchange Act. We are required to file annual reports, quarterly reports and current reports with the SEC. This information will be available on the SEC's website at www.sec.gov.
In addition to the above regulatory filings, we shall provide each unitholder with such additional information as it may reasonably request from time to time in connection with such unitholder's ongoing financial and operational due diligence.
Available Information
We file or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information as required by the 1940 Act. The SEC maintains a website that contains reports, proxy and information statements and other information filed electronically by us with the SEC at www.sec.gov.
We make available free of charge our reports, proxies and information statements and other information as soon as reasonably practicable after we electronically file such materials with, or furnish to, the SEC. Information contained on the SEC's website about us is not incorporated into this annual report and should not be considered to be a part of this annual report.
Privacy Notice
Your privacy is very important to us. Our Privacy Notice sets forth our policies with respect to non-public personal information about our unitholders and prospective and former unitholders. These policies apply to our unitholders and may be changed at any time, provided a notice of such change is given to you. This notice supersedes any other privacy notice you may have received from us.
We will safeguard, according to strict standards of security and confidentiality, all information we receive about you. The only information we collect from you is your name, address, number of units you hold and your social security number. This information is used only so that we can send you annual reports and other information about us, and send you proxy statements or other information required by law.
We do not share this information with any non-affiliated third party except as described below.
•Authorized Employees of our Investment Adviser.  It is our policy that only authorized employees of our investment adviser who need to know your personal information will have access to it.

•Service Providers.  We may disclose your personal information to companies that provide services on our behalf, such as recordkeeping, processing your trades, and mailing you information. These companies are required to protect your information and use it solely for the purpose for which they received it.
•Courts and Government Officials.  If required by law, we may disclose your personal information in accordance with a court order or at the request of government regulators. Only that information required by law, subpoena, or court order will be disclosed.
We seek to carefully safeguard your private information and, to that end, restrict access to non-public personal information about you to those employees and other persons who need to know the information to enable us to provide services to you. We maintain physical, electronic and procedural safeguards to protect your non-public personal information.
If you have any questions regarding this policy or the treatment of your non-public personal information, please contact our chief compliance officer at (212) 655-0291.

Item 1A.    Risk Factors
An investment in our securities involves certain risks relating to our structure and investment objective. The risks set forth below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our Units could decline. There can be no assurance that we will achieve our investment objective and you may lose all or part of your investment.
CERTAIN GENERAL RISKS OF AN INVESTMENT IN OUR UNITS
No Assurance of Investment Return
Neither we nor the Investment Adviser or its respective affiliates can provide any assurance whatsoever that we will be successful in choosing, making and realizing investments in any particular portfolio company or portfolio companies. There is no assurance that we will be able to generate returns for our investors or that the returns will be commensurate with the risks of investing in the type of companies and transactions described herein. While we expect to make regular distributions of income, there can be no assurance that any unitholder will receive any distribution from us. Partial or complete sales, transfers or other dispositions of portfolio investments which may result in a return of capital or the realization of gains, if any, are generally not expected to occur for a number of years after an investment is made. Accordingly, an investment in us should only be considered by persons for whom a speculative, illiquid and long‑term investment is an appropriate component of a larger investment program and who can afford a loss of their entire investment.
Past performance of investment entities associated with New Mountain Capital and its affiliates is not necessarily indicative of future results. There can be no assurance that we will achieve comparable results or that our performance objectives will be achieved. In particular, we do not expect to replicate the historical performance of New Mountain Capital's investments, or those of our affiliates, including New Mountain Finance Corporation ("NMFC"), New Mountain Guardian III BDC, L.L.C. and NMF SLF I, Inc. In addition, our investment strategies may differ from those of New Mountain Capital or its affiliates. We, as a BDC and as a RIC, are subject to certain regulatory restrictions that do not apply to New Mountain Capital or certain of its affiliates.
We are generally not permitted to invest in any portfolio company in which New Mountain Capital or any of its affiliates currently have an investment or to make any co‑investments with New Mountain Capital or its affiliates, except to the extent permitted by the 1940 Act, or pursuant to previously obtained exemptive orders. This may adversely affect the pace at which we make investments.
Above Average Degree of Risk
The investments we may make may result in a higher amount of risk, volatility or loss of principal than alternative investment options. These investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in our Units may not be suitable for investors with lower risk tolerance.
Role of New Mountain Capital and its Professionals; No Dedicated Investment Team
Our investors are placing their entire Capital Commitment in the exclusive discretion of, and are dependent upon the skill and experience of, New Mountain Capital and the Investment Adviser. Unitholders will be relying on the ability of the Investment Adviser to identify, structure and implement the investments to be made using the capital available to us. Unitholders have no rights or powers to take part in our management or making investment decisions and will not receive the amount of any portfolio company's financial information that is generally available to the Investment Adviser. The Investment Adviser, subject to the oversight of the Board, has sole and absolute discretion in identifying, structuring, negotiating, purchasing, financing and eventually divesting investments on our behalf (subject to specified exceptions). The Investment Adviser may be unable to find a sufficient number of attractive opportunities to meet our investment objectives. Our success will depend on the ability of the Investment Adviser to identify suitable portfolio investments, to negotiate and arrange the closing of appropriate transactions, and to arrange the timely disposition of portfolio investments. Our success will also depend in part upon the skill, expertise and ability of New Mountain Capital's investment professionals and, as more fully discussed below, the management of portfolio companies. The interests of these professionals in New Mountain Capital and the incentive fee should tend to discourage them from withdrawing from participation in our investment activities. However, there can be no assurance that such professionals will continue to be associated with New Mountain Capital or the Investment Adviser throughout our life and a loss of the services of key personnel could impair New Mountain Capital's ability to provide services to us. There is ever‑increasing competition among alternative asset managers, financial institutions, private investment firms, financial sponsors, investment managers and other industry participants for hiring and retaining qualified investment professionals. There can be no assurance that New Mountain Capital personnel or its senior advisors will not be solicited by and join competitors or other firms and/or that New Mountain Capital will be able to hire and retain any new personnel or senior advisors that it seeks to maintain or add to its roster of investment professionals.
In addition, we do not have a dedicated investment team and will share personnel and other resources with New Mountain Capital's other funds and operations. New Mountain Capital personnel will devote such time to us as shall be reasonably necessary to conduct our business affairs in an appropriate manner. However, such personnel will work on and devote substantial time to other projects, including New Mountain Capital's existing funds, vehicles and accounts and their investments, and, therefore, conflicts exist in the allocation of management time, services and functions. We will have no interest in such other investments, funds, vehicles and accounts where team members spend time. While there are a substantial number of investment team members who will devote such time to us as shall be reasonably necessary as described above, certain of the New Mountain Capital personnel devote, and are required to continue to devote, a majority and primary amount of his or her business time to New Mountain Capital's other funds, their respective portfolio companies and matters relating thereto, which will necessarily limit the amount of time such personnel are able to dedicate to us. As a result, the Investment Adviser and its affiliates' ability to access professionals and resources within New Mountain Capital for our benefit as described in this Annual Report on Form 10-K will be limited. Such access may also be limited by the internal compliance policies of New Mountain Capital or other legal or business considerations, including those constraints generally discussed herein.
The Investment Adviser is managed by an Investment Committee, which oversees our investment activities. The Investment Committee currently consists of six members. The loss of any member of the Investment Committee or of other senior professionals of the Investment Adviser and its affiliates without suitable replacement could limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows. To achieve our investment objective, the Investment Adviser may hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. If the Investment Adviser is unable to find investment professionals or do so in a timely manner, our business, financial condition and results of operations could be adversely affected.
The Investment Management Agreement has been approved pursuant to Section 15 of the 1940 Act. In addition, the Investment Management Agreement has termination provisions that allow the parties to terminate the agreement. The Investment Management Agreement may be terminated at any time, without penalty, by the majority of the Board or by the unitholders holding a majority of outstanding voting Units, upon 60 days' notice. If the Investment Management Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event the Investment Management Agreement is terminated, it may be difficult for us to replace the Investment Adviser. Moreover, it may be an event of default under the terms of the subscription facility and/or other credit facilities for us, if the Investment Adviser or an affiliate of the Investment Adviser ceases to manage us, which could result in the immediate acceleration of the amounts due under our credit facilities.
Compensation Arrangements
The Investment Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Investment Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is payable quarterly in arrears at an annual rate based on Managed Capital as of the last day of the applicable quarter. Because the incentive fee is based on the performance of our portfolio, the Investment Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Investment Adviser to use leverage to increase the return on our investments. In addition, because the base management fee is based on the Managed Capital as of the last day of the applicable quarter, which includes any outstanding borrowings under any subscription line drawn in lieu of capital calls, the Investment Adviser may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the Managed Capital as of the last day of the applicable quarter. Moreover, the Investment Adviser's clawback obligation may create an incentive for the Investment Adviser to delay our liquidation where a clawback obligation would be owed. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor our unitholders. Our compensation arrangements could therefore result in us making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest in this Annual Report on Form 10-K.
Our Investment Management Agreement entitles the Investment Adviser to receive an incentive fee based on Pre‑Incentive Fee Net Investment Income regardless of any capital losses. In such case, we may be required to pay the Investment Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter. However, the Investment Adviser will be required to return incentive fees to us as part of the Investment Adviser's clawback obligation under the Investment Management Agreement.

In addition, any Pre‑Incentive Fee Net Investment Income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Investment Adviser is not obligated to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in us paying an incentive fee on income we never received.
Indemnification
We will be required to indemnify any person who has served as our director, officer or employee, the Investment Adviser and each of their respective affiliates and related parties, and each person serving, or who has served, as a member of New Mountain Capital's Executive Advisory Council or the advisory committee (collectively, the "Covered Persons") for liabilities incurred in connection with our affairs. Such liabilities may be material and have an adverse effect on the returns to unitholders. For example, in their capacity as directors of portfolio companies, the members, managers or affiliates of New Mountain Capital may be subject to derivative or other similar claims brought by stockholders of such companies. The indemnification obligation (including the advancement of expenses in connection therewith) would be payable from our assets, including the unfunded Capital Commitments of unitholders. Furthermore, as a result of the provisions contained in our Second A&R LLC Agreement, unitholders may have a more limited right of action in certain cases than it would in the absence of such limitations. For example, Covered Persons will not owe a duty of care equivalent to a "negligence" standard, but rather the Second A&R LLC Agreement provides that the Covered Persons will not be liable unless they act with "gross negligence." Further, members of the advisory committee will not be held to a "gross negligence" standard, but will only be liable for fraud, bad faith, or willful misconduct. In addition, under the Second A&R LLC Agreement, we are required to advance the costs and expenses of an indemnitee pending the outcome of the particular matter (including determinations as to whether or not the person was entitled to indemnification or engaged in conduct that negated such person's entitlement to indemnification), and as such, there may be periods where we are advancing expenses to an individual or entity with whom we are not aligned or is otherwise an adverse party in a dispute.
Limited Recourse
Subject to the requirements of the 1940 Act, the Investment Management Agreement and Administration Agreement each include exculpation, indemnification and other provisions that will limit the circumstances under which the Investment Adviser and the Administrator, respectively, can be held liable to us. In addition, investors should note that the Second A&R LLC Agreement contains provisions that, subject to applicable law, reduce or eliminate the liability of Covered Persons and limit remedies of the unitholders. Additionally, certain service providers to us, the Investment Adviser, the Administrator, their respective affiliates and other persons, including, without limitation, the members of the advisory committee, may be entitled to exculpation and indemnification. As a result, the unitholders may have a more limited right of action in certain cases than they would in the absence of such limitations.
Limited Operating History
We and certain other affiliated entities have very limited operations and therefore have limited meaningful operating history upon which an investor may evaluate their performance. Moreover, New Mountain Capital has limited history in sponsoring or managing a private BDC pursuing the same investment objective and strategy as us. The prior investment performance described herein (in which we will not participate), as with all performance data, can provide no assurance of our future results. The investment performance of the previous credit funds managed by New Mountain Capital contained herein were achieved under different market conditions and with involvement from investment professionals that may not be involved with our investment activities. Moreover, we are subject to all of the business risks and uncertainties associated with any new fund, including the risk that it will not achieve our investment objective and that the value of one of our Units could decline substantially. The past performance of New Mountain Capital or the Investment Adviser's investment professionals is not a reliable indicator of our future performance. Accordingly, investors should draw no conclusions from the performance of any previous credit platform vehicles and should not expect to achieve similar results.
The Investment Adviser manages three other companies, other than us, that are regulated as BDCs and RICs. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other investment vehicles previously managed by the investment professionals of the Investment Adviser. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Moreover, qualification for taxation as a RIC under Subchapter M of the Code requires satisfaction of source‑of‑income, asset diversification and annual distribution requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or as a RIC and could force us to pay unexpected taxes and penalties, which would have a material adverse effect on our performance. If we fail to maintain our status as a BDC or qualify as a RIC, our operating flexibility could be significantly reduced.

The Investment Adviser depends on its broader organization's relationships with private equity sponsors, investment banks and commercial banks, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the investment professionals of the Investment Adviser fail to maintain existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the investment professionals of the Investment Adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that any relationships they currently or may in the future have will generate investment opportunities for us.
We anticipate that our investment strategy may include both primary originations and secondary market purchases. While loans that we originate and loans we purchase in the secondary market face many of the same risks associated with the financing of leveraged companies, we may be exposed to different risks depending on specific business considerations for secondary market purchases or origination of loans. Primary originations require substantially more time and resources for sourcing, diligencing and monitoring investments, which may consume a significant portion of our resources. Further, the valuation process for primary originations may be more cumbersome and uncertain due to the lack of comparable market quotes for the investment and would likely require more frequent review by an independent valuation firm. This may result in greater costs for us and fluctuations in the quarterly valuations of investments that are primary originations. As a result, this strategy may result in different returns from these investments than the types of returns experienced from secondary market purchases of debt securities and may result in the partial or complete loss of your investment.
Misconduct of Employees and of Third‑Party Service Providers
Misconduct by employees of the Investment Adviser or by third‑party service providers could cause significant losses to us. The Board has determined that the compliance policies and procedures of the Investment Adviser and other service providers are reasonably designed to prevent violations of securities laws, but there is no assurance that these policies will prevent violations or other activities that could harm us. Employee misconduct may include binding us to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities, or concealing unsuccessful trading investments (which, in either case, may result in unknown and unmanaged risks or losses). Losses could also result from actions by third‑party service providers, including, without limitation, failing to recognize trades, misappropriating assets or a failure of a custodian that holds our securities. In addition, employees and third‑party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting our business prospects or future marketing activities. It is not always possible to deter misconduct by employees or service providers, and the precautions the Investment Adviser takes to detect and prevent this activity may not be effective in all cases. No assurances can be given that the due diligence performed by the Investment Adviser will identify or prevent any such misconduct.
Risk of Geopolitical Unrest, Terrorist Attacks, or Acts of War
The continued threat of global terrorism and the impact of military and other action will likely continue to cause volatility in the economies of certain countries and various aspects thereof, including in prices of commodities, and could affect our financial results. Our portfolio investments may involve significant strategic assets having a national or regional profile. The nature of these assets could expose them to a greater risk of being the subject of a terrorist attack than other assets or businesses. Any terrorist attacks that occur at or near such assets would likely cause significant harm to employees, property and, potentially, the surrounding community, and may result in losses far in excess of available insurance coverage. As a result of global events and continued terrorism concerns, insurers significantly reduced the amount of insurance coverage available for liability to persons other than employees for claims resulting from acts of terrorism, war or similar events. As a result of a terrorist attack or terrorist activities in general, we may not be able to obtain insurance coverage and other endorsements at commercially reasonable prices or at all.
In addition, various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties. Such events, including rising trade tensions between the United States and China; other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries; the ongoing conflict between Russia and Ukraine; and the COVID-19 pandemic, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations.

CERTAIN RISKS RELATING TO PORTFOLIO INVESTMENTS
Operating and Financial Risks of Portfolio Companies
Companies in which we invest could deteriorate as a result of, among other factors, an adverse development in their business, a change in the competitive environment or an economic downturn. As a result, companies which we expect to be stable may operate, or expect to operate, at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress. In some cases, the success of our investment strategy will depend, in part, on the ability to restructure and effect improvements in the operations of a portfolio company. The activity of identifying and implementing restructuring programs and operating improvements at portfolio companies entails a high degree of uncertainty. There can be no assurance that any person (including us) will be able to successfully identify and implement such restructuring programs and improvements.
Although New Mountain Capital's investment strategy includes a focus on tight control of risk, there can be no assurance that the various risks of an investment will be successfully controlled or that losses can be avoided.
Investments in small and middle market businesses are highly speculative and involve a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as those the United States and many other economies have recently experienced. Among other things, these companies:
•may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood that we realize any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of any equity components of our investments;
•may have shorter operating histories, narrower product lines, smaller market shares and/or more significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•generally have less predictable operating results, may from time to time be parties to litigation and/or, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence;
•may be targets of cybersecurity or other technological risks;
•may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
•generally have less publicly available information about their businesses, operations and financial condition.
In addition, in the course of providing significant managerial assistance to certain of our eligible portfolio companies, certain of our officers and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.
Investments in Highly Leveraged Companies
Our investments may include companies whose capital structures may have significant leverage. Such investments also involve a higher degree of risk and increase the investment's exposure to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the markets generally. Moreover, any rise in interest rates may significantly increase the interest expense related to a portfolio investment, causing losses and/or the inability to meet debt obligations and covenants. Our investments may involve varying degrees of leverage, which could magnify the impact of circumstances such as unfavorable market or economic conditions, operating problems and other general business and economic risks and/or changes that affect the relevant portfolio company or its industry, resulting in a more pronounced effect of such circumstances on the profitability or prospects of such companies. In using leverage, these companies may be subject to terms and conditions that include restrictive financial and operating covenants, which may impair their ability to finance or otherwise pursue their future operations or otherwise satisfy additional capital needs and may limit such company's flexibility to respond to changing business and economic conditions. If a portfolio company cannot generate adequate cash flow to meet its debt obligations (including obligations to us), we may suffer a partial or total loss of capital invested in the portfolio company.

Defaults
A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross‑defaults under other agreements and jeopardize a portfolio company's ability to meet its obligations under the debt and/or equity securities that we hold.
We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower's business or exercise control over a borrower. It is possible that we could become subject to a lender's liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company, a bankruptcy court might re‑characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors.
Unfunded Debt Commitments and Follow‑On Investments
We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded debt commitments. We expect that certain of our investments will take the form of unfunded commitments that we will be contractually obligated to fund on the demand of a borrower or other counterparty. We will not be able to control when, or if, these unfunded debt commitments are funded. Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as "follow‑on" investments, in order to, among other things, (i) increase or maintain in whole or in part our ownership percentage, (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing, or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow‑on investments or may otherwise lack sufficient funds to make these investments. We have the discretion to make follow‑on investments, subject to the availability of capital resources. If we fail to make follow‑on investments, the continued viability of a portfolio company and our investment may, in some circumstances, be jeopardized, we could miss an opportunity for us to increase its participation in a successful operation and our expected return on the investment may be reduced. Even if we have sufficient capital to make a desired follow‑on investment, we may elect not to make a follow‑on investment because of regulatory, tax, diversification or asset profiles or we may not want to increase our concentration of risk, either because we prefer other opportunities or because we are subject to BDC requirements that would prevent such follow‑on investments or such follow‑on investments would adversely impact our ability to qualify for or maintain our RIC tax treatment.
Portfolio Companies' Other Debts
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
We can invest in portfolio companies at all levels of the capital structure. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, these debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. In addition, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying the senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
Prepayments
We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, subject to qualification for or maintenance of our RIC tax treatment, we will generally use these proceeds to pay down our credit facilities and later draw additional amounts under our credit facilities to fund new portfolio investments. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity.
Fund‑Level Borrowings
Subject to the limitations set forth in the Second A&R LLC Agreement and in accordance with the 1940 Act, we may, at any time before or after the end of the Investment Period, borrow funds to (i) cover organizational and offering expenses and fund expenses, (ii) provide financing to consummate the purchase of portfolio investments; (iii) make repurchases of Units; or (iv) provide financing for debt investments, and may, to the extent consistent with RIC requirements, withhold from distributions amounts necessary to repay such borrowings. The interest expense and other costs incurred in connection with such borrowings may not be recovered by income from investments purchased by us. If investment results fail to cover the cost of borrowings, the value of the portfolio held by us will decrease faster than if there had been no such borrowings. Additionally, if the investments fail to perform to expectation, the interests of our unitholders will be subordinated to such leverage, which will compound any such adverse consequences. In connection with one or more credit facilities entered into by us, distributions to the unitholders may be subordinated to payments required in connection with any indebtedness contemplated thereby. Certain borrowings may be secured by assignment of the obligations of the unitholders to make capital contributions to us and a security interest in investments. Any default by us under such a credit facility could enable a lender to take action against any unitholder to the extent of its then‑remaining undrawn commitments. Additionally, in the event of a failure to pay or other event of default under any such credit facility, the lenders could require investors to fund their entire remaining unfunded commitments. Leverage may limit the unitholders' ability to use their interests in us as collateral for other indebtedness. If we default on secured indebtedness, the lender may foreclose and we could lose our entire investment in the security for such loan. A credit facility at the fund level may also place restrictions on payments to equity holders, including prohibitions on payments in the event of any default (or continuance thereof) under such credit facility.
The Investment Adviser may, and intends to, fund the making of portfolio investments and fulfilling other capital needs with proceeds from drawdowns under one or more revolving credit facilities (the collateral for which can be, for example, one or more of our assets, i.e., asset‑backed facilities, or the undrawn capital commitments of investors, i.e., subscription lines) after calling for capital contributions. Capital calls, including those used to pay interest on subscription lines, asset‑back facilities and other indebtedness, may from time to time be "batched" together into larger, less frequent capital calls or closings, with our interim capital needs being satisfied by us borrowing money from such credit facilities. The interest expense and other costs of any such borrowings will be fund expenses and, accordingly, decrease our net returns.
Leverage arrangements ("Leverage Arrangements") into which we may enter may include covenants that, subject to exceptions, restrict our ability to pay distributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. Such Leverage Arrangements may also include a change of control provision that accelerates the indebtedness under the facility in the event of certain change of control events. Complying with these restrictions may prevent us from taking actions that we believe would help us grow our business or are otherwise consistent with our investment objective. These restrictions could also limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, the restrictions contained in a credit facility could limit our ability to make distributions to our unitholders in certain circumstances, which could result in us failing to qualify as a RIC and thus becoming subject to U.S. federal income tax (and any applicable state and local taxes).
To the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, a significant change in market interest rates may have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.
The 1940 Act, as amended by the Small Business Credit Availability Act, permits a BDC to reduce the required minimum asset coverage ratio applicable to it from 200.0% to 150.0% (which means we can borrow $2 for every $1 of our equity), subject to certain requirements described therein. We have elected to be subject to the reduced asset coverage ratio of 150% in order to maintain maximum flexibility with respect to our leverage strategy.
Broad Investment Mandate; Unspecified Investments
A purchaser of the Units must rely upon the ability of the Investment Adviser to identify, structure and implement portfolio investments consistent with our investment objectives and policies. The Investment Adviser may be unable to find a sufficient number of attractive opportunities to meet our investment objectives. Our success will depend on the ability of the Investment Adviser to identify suitable portfolio investments, to negotiate and arrange the closing of appropriate transactions, and to arrange the timely disposition of portfolio investments.
The Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without unitholder approval. As a result, the Board may be able to change our investment policies and objectives without any input from the unitholders. However, absent unitholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies could have on our business and operating results. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our unitholders.

Risk of Limited Number of Investments; Dependence on Performance of Certain Investments
We may participate in a limited number of portfolio investments and, as a consequence, our aggregate return may be substantially adversely affected by the unfavorable performance of even a single portfolio investment. Moreover, there are no assurances that all of our portfolio investments will perform well or even return capital. Therefore, if certain portfolio investments perform unfavorably, for us to achieve above‑average returns, one or a few of our portfolio investments must perform well. There can be no assurance that this will be the case. In addition, other than us seeking to meet the diversification requirements by virtue of our intention to be a RIC for U.S. federal income tax purposes, investors have no assurance as to the degree of diversification of our portfolio investments, either by geographic region, industry or transaction type. To the extent we concentrate portfolio investments in a particular issuer, industry, sub‑sector, security, investment type, or geographic region, we will become more susceptible to fluctuations in value resulting from adverse economic and business conditions with respect thereto. In addition, certain geographic regions, industries and/or sub‑sectors may be more adversely affected from economic pressures when compared to other geographic regions, industries or sub‑sectors.
A high concentration of our portfolio companies in a particular geographic area magnifies the effects of downturns in that geographic area and could have a disproportionate adverse effect on the value of our investments. If we have a concentration of portfolio companies in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Factors that may negatively affect economic conditions in these states or countries include: business layoffs, downsizing or relocations, industry slowdowns, and changing demographics.
Influence over Management
Although we will primarily make debt and non‑control equity investments, we may make investments that allow us to exercise certain influence over management and the strategic direction of a portfolio company, subject to the restrictions under the 1940 Act. The exercise of influence over a company imposes additional risks of liability for environmental damage, product defects, failure to supervise management and other types of liability in which the limited liability characteristic of business operations may be ignored. The exercise of influence over an investment could expose our assets to claims by such portfolio companies, their stockholders and their creditors. While the Investment Adviser intends to manage us in a manner that will minimize the exposure of these risks, the possibility of successful claims cannot be precluded.
Illiquid and Long‑Term Investments
Investment in us requires a long‑term commitment with no certainty of return. Many of our portfolio investments will be highly illiquid, and we may not be able to realize on such portfolio investments in a timely manner. It is anticipated that there will be a significant period of time (up to four years) before we will have completed making investments in portfolio companies. Such portfolio investments are currently expected by New Mountain Capital to mature in approximately four to seven years (or longer) from the date of initial investment, although we expect many portfolio investments will be refinanced prior to their maturity. Although portfolio investments made by us are expected to generate current income, the return of capital and the realization of gains, if any, from a portfolio investment generally will occur only upon the partial or complete disposition or refinancing of such portfolio investment. While a portfolio investment may be sold or repaid at any time, it is not generally expected that this will occur for a number of years after the portfolio investment is made. Transaction structures typically will not provide for liquidity of our portfolio investments prior to that time. Often, there will be no readily available market for portfolio investments made by us, if at all. Disposition of such portfolio investments may require a lengthy time period.
In most cases, there will be no public market for the securities held by us at the time of their acquisition. We will generally not be able to sell the securities of portfolio companies through the public markets unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Additionally, there can be no assurances that investments can be sold on a private basis. Our ability to quickly sell or exchange any of our portfolio companies in response to changes in economic and other conditions will be limited. In addition, in some cases we may be prohibited by contract or legal or regulatory reasons from selling certain securities or other instruments for a period of time (e.g., due to limitations on sale arising from contractual lockups, obligations to receive consent to transfer or assign interests, or rights of first offer), and as a result may not be permitted to sell a portfolio investment at a time we might otherwise desire to do so. To the extent that there is no trading market for a portfolio investment, we may be unable to liquidate that portfolio investment or may be unable to do so at a profit. Moreover, there can be no assurances that private purchasers of our portfolio investments will be found.
We may experience difficulty in the sale of a portfolio company interest and could be forced to sell at a price that reduces the return to our investors. Markets are affected by many factors that are out of our control, including the availability of financing, interest rates and other factors, as well as supply and demand. As a result, we cannot predict whether we will be able to sell our interest in a portfolio company or whether such sale could be made at a favorable price or on terms acceptable to us. Negative market conditions may cause us to sell interests for less than their carrying value, which could result in impairments.

We also cannot predict the length of time which will be needed to obtain a purchaser or to complete the sale of any interest. No assurances can be given that we will recognize full value, at a price and at terms that are acceptable to us, for any interest that we are required to sell for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations.
Investments Longer Than Term
We may make portfolio investments which may not be advantageously disposed of prior to the date we will be dissolved, either by expiration of our term or otherwise. Although the Investment Adviser expects that most portfolio investments will be disposed of prior to dissolution, the Investment Adviser has a limited ability to extend our term and therefore we may have to sell, distribute or otherwise dispose of portfolio investments at a disadvantageous time as a result of dissolution. In addition, although upon our dissolution, the Investment Adviser (or the relevant liquidating trustee or other representative) will be required to use its commercially reasonable efforts to liquidate all of our assets in an orderly manner, there can be no assurances with respect to the time frame in which the winding up and the final distribution of proceeds to the unitholders will occur. In addition, the Investment Adviser may establish necessary reserves prior to distributing any gains, further elongating the period before the unitholders will likely receive distributions of disposition proceeds or current income.
Highly Competitive Market for Investment Opportunities
We compete for investments with other BDCs and investment funds (including private equity and hedge funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than us. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements that we must satisfy to maintain our tax treatment as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.
We may lose investment opportunities if our pricing, terms and structure do not match those of our competitors. With respect to the investments that we make, we do not seek to compete based primarily on the interest rates we may offer, and we believe that some of our competitors may make loans with interest rates that may be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. If we match our competitors' pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. If we are forced to match our competitors' pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. Part of our competitive advantage stems from the fact that we believe the market for middle market lending is underserved by traditional bank lenders and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. We may also compete for investment opportunities with accounts managed by the Investment Adviser or its affiliates. Although the Investment Adviser allocates opportunities in accordance with its policies and procedures, allocations to such other accounts reduces the amount and frequency of opportunities available to us and may not be in our best interests and, consequently, our unitholders'. Moreover, the performance of investment opportunities is not known at the time of allocation. If we are not able to compete effectively, our business, financial condition and results of operations may be adversely affected. Because of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities that we identify or that we will be able to fully invest our available capital.
We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all Capital Commitments successfully. In addition, privately negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing Units. These factors increase the uncertainty, and thus the risk, of investing in our Units. To the extent we are unable to deploy all Capital Commitments, our investment income and, in turn, our results of operations, will likely be materially adversely affected. There is no assurance that we will be able to consummate investment transactions or that such transactions will be successful.
Managing Future Growth
Our ability to achieve our investment objective and to grow depends on the Investment Adviser's ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the Investment Adviser's structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing on acceptable terms. The Investment Adviser has substantial responsibilities under the Investment Management Agreement and may also be called upon to provide managerial assistance to our eligible portfolio companies. These demands on the time of the Investment Adviser and its investment professionals may distract them or slow our rate of investment. In order to grow, we and the Investment Adviser may need to retain, train, supervise and manage new investment professionals. However, these investment professionals may not be able to contribute effectively to the work of the Investment Adviser. If we are unable to manage our future growth effectively, our business, results of operations and financial condition could be materially adversely affected.
Economic Recessions and Government Spending Cuts
Many of our portfolio companies may be susceptible to economic slowdowns or recessions, including those resulting from the COVID-19 pandemic, and may be unable to repay their debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.
Portfolio Company Management
Each portfolio company's day‑to‑day operations are the responsibility of such portfolio company's management team. Although New Mountain Capital is responsible for monitoring the performance of each portfolio investment, there can be no assurance that the existing management team, or any successor thereto, will be able to successfully operate the portfolio company in accordance with our plans and objectives. The success of each portfolio company depends in substantial part upon the skill and expertise of each portfolio company's management team. Additionally, portfolio companies will need to attract, retain and develop executives and members of their management teams. The market for executive talent is, notwithstanding general unemployment levels or developments within a particular industry, extremely competitive. There can be no assurance that portfolio companies will be able to attract, develop, integrate and retain suitable members of its management team and, as a result, such investment and we may be adversely affected thereby.
Lack of Control of Portfolio Companies
Although we may take controlling positions in the portfolio companies from time to time, we generally do not control most of the portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants that limit the business and operations of the portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree and the management of such company may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity of the investments that we typically hold, we may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company as readily as we would otherwise like to or at favorable prices which could decrease the value of our investments.
Investment in Restructurings
We may, either alone or in conjunction with one or more partners or co‑venturers, make portfolio investments in restructurings, which involve portfolio companies that are experiencing or are expected to experience severe financial difficulties. These financial difficulties may never be overcome and may cause such companies to become subject to bankruptcy proceedings. Such portfolio investments could, in certain circumstances, subject us to certain additional potential liabilities, which may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated, or disallowed or may be found liable for damages suffered by parties as a result of such actions. In addition, under certain circumstances, payments to us and distributions by us to unitholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, portfolio investments in restructurings may be adversely affected by statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and a bankruptcy court's discretionary power to disallow, subordinate or disenfranchise particular claims or recharacterize portfolio investments made in the form of debt as equity contributions. These potential liabilities can adversely affect both the portfolio companies and their counterparties.
The success of our investment strategy may depend on our ability to restructure and effect improvements in the operations of a portfolio investment or expand the operations of a portfolio investment. The activity of identifying and implementing restructuring programs and operating improvements at portfolio investments entails a high degree of uncertainty. There can be no assurance that any person will be able to successfully identify and implement such restructuring programs and improvements or that we will have control or influence over such decisions.

Investments in Private and Less Established Companies; Risk of Fraud in Portfolio Companies
We invest primarily in privately held companies. There is generally little public information about these companies, and, as a result, we must rely on the ability of the Investment Adviser to obtain adequate information to evaluate the potential returns from, and risks related to, investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. They are, thus, generally more vulnerable to economic downturns and may experience substantial variations in operating results. These factors could adversely affect our investment returns.
Although we generally seek to invest in established companies with sound historical financial performance, we may also invest a portion of our assets in the securities of less established companies, or early stage companies. Portfolio investments in such early stage companies may involve greater risks than generally are associated with investments in more established companies. To the extent there is any public market for the securities held by us, such securities may be subject to more abrupt and erratic market price movements than those of larger, more established companies. Less established companies tend to have lower capitalizations and fewer resources and, therefore, often are more vulnerable to financial failure. Such companies also may have shorter operating histories on which to judge future performance and in many cases, if operating, will have negative cash flow. In addition, less mature companies could be deemed to be more susceptible to irregular accounting or other fraudulent practices. In the event of fraud by any company in which we invest, we may suffer a partial or total loss of capital invested in that company. The foregoing factors may increase the difficulty of valuing such investments. There can be no assurance that any such losses will be offset by gains (if any) realized on our other portfolio investments, and any such portfolio investment should be considered highly speculative and may result in the loss of our entire investment therein.
We may invest in portfolio companies that may (i) have an unfavorable financial history, (ii) be operating at a loss or have significant fluctuations in operating results, (iii) be engaged in rapidly changing business environments, or (iv) need substantial additional capital to set up internal infrastructure, hire management and personnel, support expansion or achieve or maintain a competitive position. Such portfolio companies may have a greater variability of returns, and a higher risk of failure, than more established companies. Such companies also may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and service capabilities, and a larger number of qualified managerial and technical personnel.
Risks of Technology‑Related Investments
We may invest in companies in rapidly changing fields, which may rely on the use of proprietary technology and be materially impacted by technological changes. Technological advancement is characterized by rapid change, evidenced by rapidly changing market conditions and participants, new competing products and improvements in existing products. Accordingly, companies relying on such technology may face special risks of product obsolescence. There can be no assurance that products sold by portfolio companies will not be rendered obsolete or adversely affected by competing products or that portfolio companies will not be adversely affected by other challenges inherent in businesses that may be significantly impacted by technological change, including a failure to successfully protect and enforce intellectual property and other rights, or failure to successfully implement and market new technology or proprietary systems.
Non‑U.S. Investments
We may invest a portion of our aggregate Capital Commitments outside of the United States. Non‑U.S. investments involve certain factors not typically associated with investing in the United States, including risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various foreign currencies in which our foreign portfolio investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences between the U.S. and foreign securities markets, including potential price volatility in and relative liquidity of some foreign securities markets, the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation; (iii) certain economic, social and political risks, including potential exchange control regulations and restrictions on foreign investment and repatriation of capital, the risks of political, economic or social instability and the possibility of expropriation or confiscatory taxation, nationalization of business enterprises, and adverse economic and political development; (iv) the possible imposition of foreign taxes on income recognized with respect to such securities; (v) less developed laws regarding corporate governance, creditors' rights, fiduciary duties and the protection of investors; (vi) differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (vii) political hostility to investments by foreign or private credit investors; and (viii) less publicly available information. Such instability could result from, among other things, popular unrest associated with demands for improved political, economic and social conditions and popular unrest in opposition to government policies that facilitate direct foreign investment. Governments of certain of these countries have exercised and continue to exercise substantial influence over many aspects of the private sector. We generally do not intend to obtain political risk insurance. Accordingly, government actions in the future could have a significant effect on economic conditions in such countries, which could affect private sector companies and the return from investments. Exchange control regulations, expropriation, confiscatory taxation, nationalization, restrictions on repatriation of capital, renunciation of foreign debt, political, economic or social instability or other economic or political developments could adversely affect our portfolio companies holding assets or engaged in business in a particular country.
In addition, portfolio companies located in non‑U.S. jurisdictions may be involved in restructurings, bankruptcy proceedings and/or reorganizations that are not subject to laws and regulations that are similar to the U.S. Bankruptcy Code and the rights of creditors afforded in U.S. jurisdictions. To the extent such non‑U.S. laws and regulations do not provide us with equivalent rights and privileges necessary to promote and protect our interest in any such proceeding, our investments in any such portfolio company may be adversely affected. While the Investment Adviser intends, where appropriate, to manage us in a manner that will minimize exposure to the foregoing risks, to the extent practicable, there can be no assurance that adverse developments with respect to such risks will not adversely affect our assets that are held in certain countries.
Hedging Policies/Risks
In connection with certain portfolio investments, we may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates to the extent permitted by the 1940 Act. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while we may benefit from the use of these hedging mechanisms, unanticipated changes in commodity prices, interest rates, securities prices, currency exchange rates and/or other events relating to such hedging transactions may result in a poorer overall performance for us than if it had not entered into such hedging transactions. The Investment Adviser may not hedge against a particular risk because it does not regard the probability of the risk occurring to be sufficiently high as to justify the cost of the hedge, or because it does not foresee the occurrence of the risk. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. Costs related to hedging arrangements may be borne by us.
Hedging; Derivative Instruments
In November 2020, the SEC adopted Rule 18f-4 under the 1940 Act, which relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, for which compliance was required beginning in August 2022, BDCs that use derivatives would be subject to a value-at-risk leverage limit, certain derivatives risk management program and testing requirements and requirements related to board reporting. These requirements would apply unless the BDC qualified as a "limited derivatives user", as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions and could either (i) comply with the asset coverage requirements of Section 18 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
Debt and Mezzanine Investments
Our investments are almost entirely rated below investment grade or may be unrated, which are often referred to as "leveraged loans", "high yield" or "junk" securities, and may be considered "high risk" compared to debt instruments that are rated investment grade. High yield securities are regarded as having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, high yield securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. These securities are especially sensitive to adverse changes in general economic conditions, to changes in the financial condition of their issuers and to price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default.
Certain debt investments that we make to portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company's obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company's remaining assets, if any.
We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies' collateral, if any, will secure the portfolio company's obligations under our outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before we are so entitled. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors' claims against the portfolio company's remaining assets, if any.
The rights we may have with respect to the collateral securing the debt investments we make to the portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.
Our investment in any mezzanine securities may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and are not expected to be rated by a credit rating agency. Mezzanine investments generally are subject to various risks including, without limitation: (i) a subsequent characterization of an investment as a "fraudulent conveyance" under relevant creditors' rights laws, possibly resulting in the avoidance of collateral securing the investment or the cancellation of the obligation representing the investment; (ii) the recovery as a "preference" of liens perfected or payments made on account of a debt in certain periods before a bankruptcy filing; (iii) equitable subordination claims by other creditors; (iv) so‑called "lender liability" claims by the issuer of the obligations; and (v) environmental liabilities that may arise with respect to collateral securing the obligations. Additionally, adverse credit events with respect to any portfolio entity, such as missed or delayed payment of interest and/or principal, bankruptcy, receivership or distressed exchange, can significantly diminish the value of our investment in any such company.
Equity Investments
When we invest in portfolio companies, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests.
Repurchase Agreements
Subject to our investment objective and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by us of debt securities from a selling financial institution such as a bank, savings and loan association or broker‑dealer. The agreement provides that we will sell the securities back to the institution at a fixed time in the future for the purchase price plus a premium (which often reflects the interests). We do not bear the risk of a decline in the value of the underlying security unless the seller defaults under our repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, we could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which we seek to enforce our rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses associated with enforcing our rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, we generally will seek to liquidate such collateral. However, the exercise of our right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, we could suffer a loss.
Original Issue Discount and Payment‑In‑Kind Instruments
To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non‑cash income in taxable and accounting income prior to receipt of cash, including the following:
•the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
•an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our gross assets and, as such, increases the Investment Adviser's future base management fees, which thus increases the Investment Adviser's future income incentive fees at a compounding rate;
•market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•the deferral of PIK interest on an instrument increases the loan‑to‑value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•for accounting purposes, cash distributions to investors representing original issue discount income do not come from paid‑in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non‑cash component of our investment company taxable income that may require cash distributions to unitholders in order to maintain our tax treatment as a RIC; and
•original issue discount may create a risk of non‑refundable cash payments to the Investment Adviser based on non‑cash accruals that may never be realized.
Risks Relating to Due Diligence of and Conduct at Portfolio Companies
Before making portfolio investments, the Investment Adviser typically conducts due diligence that they deem reasonable and appropriate based on the facts and circumstances applicable to each portfolio investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental, social, governance and legal issues. When conducting due diligence and making an assessment regarding an investment, the Investment Adviser relies on the resources available to it, including information provided by the target of the investment and, in some circumstances, third‑party investigations. The due diligence investigation that the Investment Adviser carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the portfolio investment being successful. There can be no assurance that attempts to provide downside protection with respect to portfolio investments will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.
There can be no assurance that we will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence phase or during our efforts to monitor the portfolio investment on an ongoing basis or that any risk management procedures implemented by us will be adequate. In the event of fraud by any portfolio company or any of its affiliates, we may suffer a partial or total loss of capital invested in that portfolio company. An additional concern is the possibility of material misrepresentation or omission on the part of the portfolio company or the seller. Such inaccuracy or incompleteness may adversely affect the value of our securities and/or instruments in such portfolio company. We rely upon the accuracy and completeness of representations made by portfolio companies and/or their former owners in the due diligence process to the extent reasonable when making our investments, but cannot guarantee such accuracy or completeness. Under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.
Consultants, legal advisors, appraisers, accountants, investment banks and other third parties may be involved in the due diligence process and/or the ongoing operation of our portfolio companies to varying degrees depending on the type of investment. For example, certain asset management, finance, administrative and other similar functions may be outsourced to a third‑party service provider whose fees and expenses will be borne by such portfolio company or us and will not offset the management fee. Such involvement of third‑party advisors or consultants may present a number of risks primarily relating to the Investment Adviser's reduced control of the functions that are outsourced. In addition, if the Investment Adviser is unable to timely engage third‑party providers, their ability to evaluate and acquire more complex targets could be adversely affected.
Currency and Exchange Rate Risks
A portion of our portfolio investments, and the income received by us with respect to such portfolio investments, may be denominated in currencies other than U.S. dollars. However, our books will be maintained, and capital contributions to and distributions from us generally will be made, in U.S. dollars. Accordingly, changes in currency exchange rates may adversely affect the dollar value of portfolio investments, interest amounts and other payments received by us, gains and losses realized on the sale of investments and the amount of distributions, if any, to be made by us. We will incur costs in converting investment proceeds from one currency to another. The Investment Adviser may enter into hedging transactions designed to reduce such currency risks. See also "Hedging Policies/Risks" above. Furthermore, Units are denominated in U.S. dollars. Investors subscribing for Units in any country in which U.S. dollars are not the local currency should note that changes in the value of exchange between U.S. dollars and such currency may have an adverse effect on the value, price or income of the investment to such investor. There may be foreign exchange regulations applicable to investments in foreign currencies in certain jurisdictions. Each prospective investor should consult with its own counsel and advisors as to all legal, tax, financial and related matters concerning an investment in the Units.
Public Company Holdings
To maintain our status as a BDC, we are not permitted to acquire any assets other than in "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow‑on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment.
Bridge Financings
We may provide interim financing to, or make investments that are intended to be of a temporary nature in equity or debt securities of, any portfolio company or any affiliate thereof in connection with or subsequent to an investment by us in such portfolio company. Such bridge loans would typically be convertible into a more permanent, long‑term security; however, for reasons not always in our control, such long‑term securities issuance or other refinancing or syndication may not occur and such bridge loans and interim investments may remain outstanding. In such event, the interest rate or other terms of such financings may not adequately reflect the risk associated with the position taken by us. Such financings may be entered into at prospective returns below our target investment returns. Therefore, such financing that is not exited as originally anticipated, even if successfully recovered by us, could significantly reduce our overall investment returns.
Uncertainty of Financial Projections
The Investment Adviser will generally establish the pricing of transactions and the capital commitment amount to portfolio companies on the basis of financial projections for such portfolio companies. Estimates or projections of economic and market conditions, supply and demand dynamics and other key investment‑related considerations are key factors in evaluating potential investment opportunities and valuing our investment program. It is possible for such estimates and projections to be significantly revised from time to time, creating significant changes in the value of the company subject to such factors. Projected operating results are normally based primarily on management judgments. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. There can be no assurance that any projections, forecasts or estimates referred to will prove to be accurate or that projected, forecasted or estimated results will be obtained. Actual results may vary significantly from the projections, forecasts or estimates provided. General economic, political and market conditions, which are not predictable, can have a material adverse impact on the reliability of such projections, forecasts or estimates.
Availability of Insurance Against Certain Catastrophic Losses
With respect to portfolio investments, the Investment Adviser may seek to require the underlying portfolio company and/or project to obtain liability, fire, flood, extended coverage and rental loss insurance with insured limits and policy specifications that they believe are customary for similar investments. However, certain losses of a catastrophic nature, such as wars, natural disasters, terrorist attacks, or other similar events, may be either uninsurable or insurable at such high rates that to maintain such coverage would cause an adverse impact on the related investments. In general, losses related to terrorism are becoming harder and more expensive to insure against. Most insurers are excluding terrorism coverage from their all‑risk policies. In some cases, the insurers are offering significantly limited coverage against terrorist acts for additional premiums which can greatly increase the total costs of casualty insurance for a portfolio company. As a result, not all portfolio investments may be insured against terrorism. If a major uninsured loss occurs, we could lose both invested capital in and anticipated profits from the affected portfolio investments.
Global Climate Change Risk
Climate change creates physical and financial risk and potential portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies' financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.
In December 2015, the United Nations, of which the United States is a member, adopted a climate accord (the "Paris Agreement") with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the United States would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Joseph R. Biden signed an executive order to rejoin the Paris Agreement. Additionally, the Inflation Reduction Act of 2022 included several measures designed to combat climate change, including restrictions on methane emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.
Corporate Social Responsibility Risks
Our business faces increasing public scrutiny related to environmental, social and governance ("ESG") activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.
Force Majeure Risk
Portfolio companies may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, civil unrest, acts of God, fire, flood, earthquakes, hurricanes and other natural disasters, including extreme weather events from possible future climate change, outbreaks of an infectious disease, pandemics or any other serious public health concern, war, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a party (including a portfolio company or a counterparty to us or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we may invest specifically.
CERTAIN RISKS RELATING TO OUR UNITS AND OPERATIONS
No Market for Units; Transferability Restrictions
Our Units have not been registered under the Securities Act, or applicable securities laws of any U.S. state or the securities laws of any other jurisdiction and, therefore, cannot be resold unless they are subsequently registered under the Securities Act and any other applicable securities laws or an exemption from such registration is available. It is not contemplated that registration of the Units under the Securities Act or other securities laws will ever be effected. There is no public market for our Units and one is not expected to develop. Accordingly, it may be difficult to obtain reliable information about the value of our Units. Each unitholder must be an "accredited investor" (as defined in Regulation D promulgated under the Securities Act) and is required to represent, among other customary private placement representations, that it is acquiring our Units for its own account and for investment purposes only and not with a view to resell or distribute and that it will only sell and transfer its limited liability company unit to an accredited investor under applicable securities laws or in a manner permitted by the Second A&R LLC Agreement and consistent with such laws. Subject to a few limited exceptions, a unitholder will not be permitted to directly or indirectly assign, sell, exchange, mortgage, pledge or transfer any of its Units or any of its rights or obligations with respect to its Units, except by operation of law, without the prior written consent of the Investment Adviser, which consent may be given or withheld in accordance with the Second A&R LLC Agreement. Except in limited circumstances, voluntary withdrawals from us will not be permitted. The unitholders must be prepared to bear the risks of owning Units for an extended period of time.
Status as a BDC
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70.0% of their total assets in specified types of securities, primarily in private companies or thinly‑traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of the unitholders, we may elect to withdraw our election as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed‑end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.
As a BDC, we are prohibited from acquiring any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70.0% of our total assets are qualifying assets. We may acquire in the future other investments that are not "qualifying assets" to the extent permitted by the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we would be prohibited from investing in additional assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow‑on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.
Valuation of Portfolio Investments
As noted above, there is no established market for many private investments and a portfolio company may not have any comparable companies for which public market valuations exist. Because there is significant uncertainty as to the valuation of illiquid investments, the values of such investments may not necessarily reflect the values that could actually be realized by us. Under certain conditions we may be forced to sell portfolio investments at lower prices than we expected to realize or defer, potentially for a considerable period of time, sales that we planned to make. In addition, under limited circumstances, the Investment Adviser may not have access to all material information relevant to a valuation analysis with respect to a portfolio investment. As a result, the valuation of our portfolio investments, and therefore, as a further result, the valuation of the Units themselves (which is derived from the value of our portfolio investments), may be based on imperfect information and is subject to inherent uncertainties.
Some of our investments are and may be in the form of securities or loans that are not publicly traded or actively traded on a secondary market. The fair value of these investments may not be readily determinable. Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by the Board, including to reflect significant events affecting the value of our securities. We value our investments for which we do not have readily available market quotations quarterly, or more frequently as circumstances require, at fair value as determined in good faith by the Board in accordance with our valuation policy, which is at all times consistent with GAAP. See Item 1. Business—Valuation of Portfolio Securities in this Annual Report on Form 10-K for additional information on valuations.
The Board utilizes the services of one or more independent third‑party valuation firms to aid it in determining the fair value with respect to our material unquoted assets in accordance with our valuation policy. The inputs into the determination of fair value of these investments may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non‑binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
The types of factors that the Board takes into account in determining the fair value of our investments generally include, as appropriate: available market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows and the markets in which it does business, comparisons of financial ratios of peer companies that are public, comparable merger and acquisition transactions and the principal market and enterprise values. Since these valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a readily-available market for these securities existed.
Due to this uncertainty, our fair value determinations may cause our net asset value, on any given date, to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments. In addition, investors purchasing our Units based on an overstated net asset value would pay a higher price than the realizable value that our investments might warrant.
We may adjust the valuation of our portfolio quarterly to reflect the Board's determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.
Management of the Fund
The Investment Adviser, subject to the oversight of the Board, has responsibility for our activities, and, other than as expressly set forth in the Second A&R LLC Agreement, the unitholders will generally not be able to make investment or any other decisions regarding our management. Other than as set forth herein and in the Second A&R LLC Agreement, the unitholders have no rights or powers to take part in our management or make investment decisions and will not receive the level of portfolio company financial information that is available to New Mountain Capital. Accordingly, no person should purchase a Unit unless such person is willing to entrust all aspects of our management to New Mountain Capital and the Board.
The Investment Management Agreement and the Administration Agreement were negotiated between related parties. In addition, we may choose not to enforce, or to enforce less vigorously, our respective rights and remedies under these agreements because of our desire to maintain our ongoing relationship with the Investment Adviser, the Administrator and their respective affiliates. Any such decision, however, could cause us to breach our fiduciary obligations to the unitholders.
Transactions with Affiliates
As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of the Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board. The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of the Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions (including certain co‑investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, trustees, investment advisers, sub‑advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Investment Adviser, or entering into joint arrangements such as certain co‑investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We rely on exemptive relief granted to the Investment Adviser and certain of its affiliates by the SEC that allows us to engage in co‑investment transactions with other affiliated funds of the Investment Adviser, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Investment Adviser be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Investment Adviser, the Investment Adviser may determine that we will not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) the Investment Adviser may not have the opportunity to cause us to participate.
The Investment Adviser and Conflicts of Interest
Our executive officers and directors, as well as the current or future investment professionals of the Investment Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our unitholders' interests. The investment professionals of the Investment Adviser and/or New Mountain Capital employees that provide services pursuant to the Investment Management Agreement may manage other funds which may from time to time have overlapping investment objectives with our own and, accordingly, may invest in, whether principally or secondarily, asset classes similar to those targeted by us. If this occurs, the Investment Adviser may face conflicts of interest in allocating investment opportunities to us and such other funds. Although the investment professionals endeavor to allocate investment opportunities in a fair and equitable manner in accordance witht the Investment Adviser's policies and procedures, it is possible that we may not be given the opportunity to participate in certain investments made by the Investment Adviser or persons affiliated with the Investment Adviser or that certain of these investment funds may be favored over us. When these investment professionals identify an investment, they may be forced to choose which investment fund should make the investment.
While we may co-invest with investment entities managed by the Investment Adviser or its affiliates to the extent permitted by the 1940 Act, if applicable, the 1940 Act imposes significant limits on co-investment. On October 8, 2019, the SEC issued the Exemptive Order, which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, as amended by a subsequent order on August 30, 2022, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching by us or our unitholders on the part of any person concerned, and (2) the potential coinvestment transaction is consistent with the interests of our unitholders and is consistent with our then-current investment objectives and strategies. The Exemptive Order was amended on August 30, 2022 to permit the Company to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company, subject to certain conditions.
If the Investment Adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance or an exemptive order from the SEC and our allocation procedures. In addition, we pay management and incentive fees to the Investment Adviser and reimburse the Investment Adviser for certain expenses it incurs. As a result, investors in our Units invest in us on a "gross" basis and receive distributions on a "net" basis after our expenses. Also, the incentive fee payable to the Investment Adviser may create an incentive for the Investment Adviser to pursue investments that are riskier or more speculative than would be the case in the absence of such compensation arrangements. Any potential conflict of interest arising as a result of the arrangements with the Investment Adviser could have a material adverse effect on our business, results of operations and financial condition.
License Agreement, Expenses Incurred and Conflicts of Interest including those Associated with the Valuation Process
We have entered into a royalty-free license agreement with New Mountain Capital under which New Mountain Capital has agreed to grant us a non-exclusive, royalty-free license to use the name "New Mountain". In addition, we reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, such as, but not limited to, the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. This could create conflicts of interest that our board of directors must monitor.
Material, Non‑Public Information
The Investment Adviser's investment professionals, Investment Committee or their respective affiliates may serve as directors of, or in a similar capacity with, companies in which we invest. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us and our unitholders.
FOIA and Similar Laws
To the extent that the Investment Adviser determines in good faith that, as a result of the Freedom of Information Act ("FOIA"), any U.S. or non‑U.S. governmental public records access law, any state or other jurisdiction's laws similar in intent or effect to FOIA, or any other similar statutory or regulatory requirement, a unitholder or any of its affiliates may be required to disclose information relating to us, our affiliates and/or any entity in which an investment is made (other than certain fund‑level, aggregate performance information as described in the Second A&R LLC Agreement), such disclosure could affect our competitive advantage in finding attractive investment opportunities. The amount of information that is required to be disclosed has increased in recent years, and that trend may continue. To the extent that disclosure of confidential information relating to us or our portfolio investments results from Units being held by public investors, we may be adversely affected. The Investment Adviser may, to prevent any such potential disclosure, withhold all or any part of the information otherwise to be provided to such unitholder. Without limiting the foregoing, in the event that any party seeks the disclosure of information relating to us, our affiliates, and/or any entity in which an investment is made under FOIA or any such similar law, the Investment Adviser may, in its discretion, initiate legal action and/or otherwise contest such disclosure, which may or may not be successful, and any expenses incurred therewith will be borne by us. Conversely, potential future regulatory changes applicable to investment advisers and/or the accounts they advise could result in New Mountain Capital becoming subject to additional disclosure requirements, the specific nature of which is as yet uncertain.

Limited Access to Information
Unitholders' rights to information regarding us will be specified, and strictly limited, in the Second A&R LLC Agreement. In particular, it is anticipated that the Investment Adviser will obtain certain types of material information from portfolio investments that will not be disclosed to unitholders because such disclosure is prohibited for contractual, legal, or similar obligations outside of the Investment Adviser's control. Decisions by the Investment Adviser to withhold information may have adverse consequences for unitholders in a variety of circumstances. For example, a unitholder that seeks to transfer its Units may have difficulty in determining an appropriate price for such Units. Decisions to withhold information also may make it difficult for unitholders to monitor the Investment Adviser and its performance. Additionally, it is expected that unitholders who designate representatives to participate on the advisory committee may, by virtue of such participation and subject to applicable law, have more information about us and our portfolio investments in certain circumstances than other unitholders generally and may be disseminated information in advance of communication to other unitholders generally.
Possibility of Different Information Rights
Certain unitholders may request information from the Investment Adviser relating to us and our portfolio investments and the Investment Adviser may, subject to applicable law, including Regulation FD promulgated by the SEC, provide such unitholders with the information requested (subject to availability, confidentiality obligations and other similar considerations). Unitholders may also be entitled to receive additional or customized reporting relating to their investment in us pursuant to their side letters, which are particular to such unitholders and may not be available to other unitholders. Any such unitholders that request and receive such information will consequently possess information regarding our business and affairs that are not generally known to other unitholders. As a result, certain unitholders may be able to take actions on the basis of such information which, in the absence of such information, other unitholders do not take.
Amendments
The Second A&R LLC Agreement may be amended from time to time, including by the Board without the consent of unitholders in circumstances set forth in the Second A&R LLC Agreement.
Capital Calls
Capital calls will be issued by the Investment Adviser from time to time at the discretion of the Investment Adviser, based upon the Investment Adviser's assessment of the needs and opportunities of us. To satisfy such capital calls, the unitholders may be required to maintain a substantial portion of their Capital Commitment in assets that can be readily converted to cash. Except as specifically set forth in the Second A&R LLC Agreement, the unitholders' obligation to satisfy capital calls will be unconditional. The unitholders' obligation to satisfy capital calls will not in any manner be contingent upon our performance or prospects or upon any assessment thereof provided by the Investment Adviser. Capital calls may not provide all of the information a unitholder desires in a particular circumstance, and such information may not be made available and will not be a condition precedent for a unitholder to meet its funding obligation. Notwithstanding the foregoing, the Investment Adviser will not be obligated to call 100% of the unitholders' Capital Commitment during our term. If one or more unitholders are unable to make, their capital calls on any one investment, the capital call of the other unitholders will increase accordingly, possibly materially. The fees, costs and expenses incurred by the unitholders in fulfilling a capital call (whether it is bank fees, wire fees, foreign exchange fees, value‑added tax or other applicable charges imposed on a unitholder) will be borne solely by such unitholder and will be in addition to the amounts required by capital calls (and will not be part of or otherwise reduce their Capital Commitments and/or remaining Capital Commitments, as applicable).
RIC Tax Treatment and Raising Additional Capital
In order for us to qualify for the tax benefits available to RICs and to avoid payment of excise taxes, we intend to distribute to our unitholders substantially all of our annual taxable income. As a result of these requirements, we may need to raise capital from other sources to grow our business.
Distributions
We intend to pay quarterly distributions to the unitholders out of assets legally available for distribution. Such quarterly distributions will generally consist of cash or cash equivalents, except that we may make distributions of assets in kind with the prior consent of each receiving unitholder. We cannot assure you that we will continue to achieve investment results or maintain a tax status that will allow us to make a specified level of cash distributions or year‑to‑year increases in cash distributions. In addition, our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K, including the COVID-19 pandemic. If we are unable to satisfy the asset coverage test applicable to us as a BDC, our ability to pay distributions to the unitholders could be limited. All distributions are paid at the discretion of the Board and depend on our earnings, financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. The distributions that we pay to our unitholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. We cannot assure unitholders that we will continue to pay distributions to the unitholders in the future.
Unitholders should understand that any distributions made from sources other than cash flow from operations or that are relying on fee or expense reimbursement waivers from the Investment Adviser or the Administrator are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Investment Adviser or the Administrator continues to make such expense reimbursements. Unitholders should also understand that our future repayments to the Investment Adviser will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Investment Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements.
We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year‑to‑year increases in cash distributions. In particular, our future distributions are dependent upon the investment income we receive on our portfolio investments. To the extent such investment income declines, our ability to pay future distributions may be harmed.
Failure to Raise Substantial Funds
We may need additional capital to fund new investments and grow. We may access the capital markets periodically to issue equity securities. In addition, we may also issue debt securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs and limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our RIC tax treatment. As a result, these earnings will not be available to fund new investments. If we are unable to access the capital markets or if we are unable to borrow from financial institutions, we may be unable to grow our business and execute our business strategy fully, and our earnings, if any, could decrease, which could have an adverse effect on the value of our securities.
Failure to Make Capital Contributions
If a unitholder fails to pay due installments of its Capital Commitment to us, and the contributions made by non‑defaulting unitholders and borrowings by us are inadequate to cover the defaulted capital contribution, we may be unable to pay our obligations when due. As a result, we may lose opportunities and/or be subjected to significant penalties that could materially adversely affect the returns to the unitholders (including non‑defaulting unitholders). A default by a unitholder may also limit our ability to incur borrowings and our availability of what would otherwise have been available credit. In addition, if a unitholder defaults, non‑defaulting unitholders may be obligated to make capital contributions to us to make up for the amounts not paid by a defaulting unitholder. If a unitholder defaults, it may be subject to various remedies as provided in the Second A&R LLC Agreement, including, without limitation, reductions in its capital account balance, or a forfeiture of its Units.
Preferred Units
We may, but have no current intention to, issue preferred units. However, to the extent that we do issue preferred units in the future, we cannot assure you that the issuance of preferred Units would result in a higher yield or return to the holders of the Units. The issuance of preferred Units would likely cause the net asset value and market value of the Units to become more volatile. If the distribution rate on the preferred Units were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the Units would be reduced. If the distribution rate on the preferred Units were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of Units than if we had not issued preferred Units. Any decline in the net asset value of our investments would be borne entirely by the holders of Units. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of Units than if we were not leveraged through the issuance of preferred Units.
We might be in danger of failing to maintain the required asset coverage of the preferred Units or of losing our ratings, if any, on the preferred Units or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred Units. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred Units. In addition, we would pay (and the holders of Units would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred Units, including higher advisory fees if our total return exceeds the distribution rate on the preferred Units. Holders of preferred Units may have different interests than holders of Units and may at times have disproportionate influence over our affairs.
Holders of any preferred Units we might issue, voting separately as a single class, would have the right to elect two members of the Board at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred unitholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open‑end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of the Units and preferred Units, both by the 1940 Act and by requirements imposed by rating agencies, if any, or the terms of our Leverage Arrangements, if any, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes. While we would intend to redeem our preferred Units to the extent necessary to enable us to distribute our income as required to qualify for tax treatment as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.
Removal of the Investment Adviser or Administrator; Cancellation of Investment Period; Early Termination of the Fund
Under the Investment Management Agreement, the Investment Adviser has the right to resign at any time upon 60 days' written notice, whether a replacement has been found or not. If the Investment Adviser resigns, we may not be able to find a new Adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not able to be found on a timely basis, our business, results of operations and financial condition and our ability to pay distributions are likely to be materially adversely affected. In addition, if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Investment Adviser and its affiliates, the coordination of our internal management and investment activities is likely to suffer. Even if we are able to retain comparable management, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition. The Administrator has the right to resign under the Administration Agreement upon 60 days' written notice, whether a replacement has been found or not. If the Administrator resigns, it may be difficult to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition, as well as our ability to pay distributions, are likely to be adversely affected. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition. Therefore, there can be no certainty regarding our ability to consummate investment opportunities thereafter. Similar risks exist if the Investment Period is cancelled earlier than anticipated pursuant to the terms of the Second A&R LLC Agreement. Moreover, it is possible that we may be dissolved and terminated prematurely, and as a result, may not be able to accomplish our objectives and may be required to dispose of our investments at a disadvantageous time or make an in‑kind distribution (resulting in unitholders not having their capital invested and/or deployed in the manner originally contemplated).
Compliance with Anti‑Money Laundering Requirements
In response to increased regulatory concerns with respect to the sources of funds used in investments and other activities, we will request prospective and existing unitholders to provide additional documentation verifying, among other things, such unitholder's identity and the source of funds used to purchase interests in us. The Investment Adviser may decline to accept a prospective investor's subscription if this information is not provided or on the basis of such information that is provided. Requests for documentation may be made at any time during which a unitholder holds any interest in us. The Investment Adviser may be required to provide this information, or report the failure to comply with such requests, to governmental authorities, in certain circumstances without notifying the unitholder that the information has been provided. The Investment Adviser will take such steps as it determines may be necessary to comply with applicable law, regulations, orders, directives or special measures that may be required by government regulators. Governmental authorities are continuing to consider appropriate measures to implement anti‑money laundering laws and at this point it is unclear what steps the Investment Adviser may be required to take; however, these steps may include prohibiting such unitholder from making further contributions of capital to us, depositing distributions to which such unitholder would otherwise be entitled to an escrow account and causing the withdrawal of such unitholder from us.
Fund Expenses
We will pay and bear all fund expenses related to our operations (subject to the Specified Expenses Cap). The amount of these fund expenses will be substantial and will reduce the actual returns realized by the unitholders on their investment in us (and will reduce the amount of capital available to be deployed by us in portfolio investments). As described further in the Second A&R LLC Agreement, fund expenses encompass a broad range of expenses, including, but not limited to, reimbursement of expenses to the Administrator pursuant to the Administration Agreement, origination fees, syndication fees, research costs, due diligence costs, bank service fees, broken deal expenses, fees and expenses related to transfer agents, rating agencies, valuation and appraisal agents, third‑party administrators and deal finders, experts, advisers, consultants, engineers and other professionals and service providers, travel, meal and lodging expenses incurred for investment related purposes, outside legal counsel, accountants, indemnification and contribution expenses, expenses related to Fund‑related compliance obligations (including Form PF and Form ADV, blue sky filings, and registration statement filings), AIFMD‑related expenses (including Annex IV reporting), and the cost of operational and accounting software and related expenses, the cost of software used by the Investment Adviser and its affiliates to track and monitor investments (i.e., portfolio management software), and risk, research and market data‑related expenses (including software and hardware). For a full list of Fund Expenses, see Item 1. Business—Payment of Expenses in this Annual Report on Form 10-K.
Executive Advisory Council
The Investment Adviser may consult New Mountain Capital's Executive Advisory Council from time to time concerning general industry trends, related matters and specific investment diligence. Members of the Executive Advisory Council may be paid by us for project‑related consulting fees and reimbursed by us for their reasonable and documented out‑of‑pocket expenses in connection with specific diligence for a potential portfolio company.
Systems and Operational Risks
We depend on the Investment Adviser to develop and implement appropriate systems for our activities. We rely daily on financial, accounting and other data processing systems to execute, clear and settle transactions across numerous and diverse markets and to evaluate certain financial instruments, to monitor our portfolios and capital, and to generate risk management and other reports that are critical to oversight of our activities. Certain of our and the Investment Adviser's activities will be dependent upon systems operated by third parties, and the Investment Adviser may not be in a position to verify the risks or reliability of such third‑party systems. Failures in the systems and processes employed by the Investment Adviser and other parties could result in mistakes made, including, among other things, in the confirmation or settlement of transactions, or in transactions not being properly booked, evaluated or accounted for. Operational risks result from inadequate procedures and controls, employee fraud, recordkeeping errors, human errors and other mistakes or failures by the Investment Adviser or a service provider. Disruption to third party critical service providers, such as our administrators, auditors, external counsel and custodian, may result in other disruptions in our operations. Disruptions in our operations may cause us to suffer, among other things, financial loss, the disruption of their businesses, liability to third parties, regulatory intervention or reputational damage. Any of the foregoing failures or disruptions could have a material adverse effect on us and the investors' investments therein.
Cybersecurity Breaches, Identity Theft and Other Disasters
We depend heavily upon computer systems to perform necessary business functions. Cybersecurity incidents and cyber‑attacks have been occurring globally at a more frequent and severe level and are expected to continue to increase in frequency in the future. The information and technology systems of New Mountain Capital, our portfolio companies and their service providers may be vulnerable to damage or interruption from computer viruses and other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors or malfeasance by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes, earthquakes or terrorist incidents. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data. If unauthorized parties gain access to such information and technology systems, or if personnel abuse or misuse their access privileges, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to unitholders (and their beneficial owners) and material nonpublic information. Although New Mountain Capital has implemented, and portfolio companies and service providers may implement, various measures to manage risks relating to these types of events, such measures may be inadequate and, if compromised, information and technology systems could become inoperable for extended periods of time, cease to function properly, or fail to adequately secure private information. Even with sophisticated prevention and detection systems, breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. New Mountain Capital, we, other New Mountain Capital products and/or their portfolio companies may have to make significant investments to fix or replace information and technology systems. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in the operations of New Mountain Capital, us, a portfolio company, and/or their service providers and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to unitholders (and their beneficial owners) and the intellectual property and trade secrets of New Mountain Capital and/or portfolio companies. Such a failure could harm the reputation of New Mountain Capital, us and/or a portfolio company, require them or us to make a significant investment to remedy the effects of any such failures, subject any such entity and their respective affiliates to legal claims, regulatory penalties, client dissatisfaction or loss and adverse publicity and otherwise affect their business and financial performance. When such issues are present with regard to the issuer of securities in which we invest, our portfolio investment in those securities may lose value.
A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above.
In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage. We and our service providers are currently impacted by restrictions enacted by governments and private entities in response to the global COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including an increase in the ability of employees to work from external locations and their homes). Policies of extended periods of remote working, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above are heightened under current conditions.
Cyber-Attacks
Our business and the business of our portfolio companies relies upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, ours and our portfolio companies' information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through "hacking", malicious software coding, social engineering or "phishing" attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). The Investment Adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.
The Investment Adviser's and other service providers' increased use of mobile and cloud technologies could heighten the risk of a cyber-attack as well as other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond their control. The Investment Adviser’s and other service providers' reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt their operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures against cyber-attacks may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.
Additionally, remote working environments may be less secure and more susceptible to cyber-attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks associated with cyber-attacks are heightened under current conditions.
Litigation
New Mountain Capital engages in a broad variety of activities on a global basis in respect of its managed funds, accounts and portfolio companies. These activities have and may in the future subject New Mountain Capital to risks of becoming involved in litigation by third parties or may subject New Mountain Capital to investigations or proceedings initiated by governmental authorities. It is difficult to determine what impact, if any, such litigation may have on New Mountain Capital and us. As a result, there can be no assurance that the foregoing will not have an adverse impact on New Mountain Capital or otherwise impede our ability to effectively achieve our objectives.

CERTAIN MARKET, REGULATORY AND TAX RISKS
General Economy and Market Conditions
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect our operating results and for our portfolio companies. For example, the COVID-19 pandemic has delivered a shock to the global economy. The COVID-19 pandemic and new variants of COVID, such as the Delta and Omicron variants, have led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States.
With respect to the U.S. credit markets (in particular for middle market loans), the COVID-19 pandemic has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition of various forms of business restrictions, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, disruptions, significant reduction in demand of certain goods and services and practical aspects of their operations, as well as labor difficulties and shortages, and commodity inflation, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.
Although the U.S. Food and Drug Administration authorized vaccines for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when "herd immunity" will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines and/or upticks in case numbers could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.
The COVID-19 pandemic is having, and any future outbreaks of COVID-19 could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this Annual Report on Form 10-K, it is impossible to determine the scope of the COVID-19 pandemic, or any future outbreaks of COVID-19, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors to decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. Central banks and governments have responded with liquidity injections to ease the strain on financial systems and stimulus measures to buffer the shock to businesses and consumers. These measures have helped stabilize certain portions of the financial markets over the short term, but volatility will likely remain elevated until the health crisis itself is under control (via fewer new cases, lower infection rates and/or verified treatments). There are still many unknowns and new information is incoming daily, compounding the difficulty of modeling outcomes for epidemiologists and economists alike.
We cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic on the markets in which we and our portfolio companies operate, including with respect to travel restrictions, business closures and restrictions, mitigation efforts (whether voluntary, suggested, or mandated by law) and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders.
We will also be negatively affected if our operations and effectiveness or the operations and effectiveness of a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.
Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
U.S. Capital Markets
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the COVID-19 pandemic continues to rapidly evolve and has led to the re-introduction of certain public health restrictions (as described above). Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruptions in supply chains and economic activity. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As the COVID-19 persists, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess.
Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited, and could continue to limit, our investment originations and/or our ability to grow, and they could have a material negative impact on our operating results and the fair values of our debt and equity investments.
Further, current market conditions may make it difficult for us to obtain debt capital on favorable terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we would otherwise expect, including being at a higher cost in rising rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make or fund commitments to portfolio companies. An inability to obtain indebtedness could have a material adverse effect on our business, financial condition or results of operations.
In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, as a result of the COVID-19 pandemic, rising interest rates or global conflict, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.
So far, the COVID-19 pandemic has resulted in, and until fully resolved is likely to continue to result in, among other things, increased draws by borrowers on revolving lines of credit and increased requests by borrowers for amendments, modifications and waivers of their credit agreements to avoid default or change payment terms, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. In addition, the duration and effectiveness of responsive measures implemented by governments and central banks cannot be predicted. The commencement, continuation, or cessation of government and central bank policies and economic stimulus programs, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of or result in an increase in market volatility, illiquidity and other adverse effects that could negatively impact the credit markets and us.
If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under our credit facilities or any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.
U.S. Credit Rating, the Debt Ceiling and Interest Rate Volatility
The U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in August 2019 and December 2021, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The December 2021 legislation suspends the debt ceiling through early 2023, unless Congress takes legislative action to further extend or defer it. The impact of this or any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
Regulations Governing the Operations of BDCs
Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowing under a credit facility or other indebtedness. In addition, we may also issue additional equity capital. However, we may not be able to raise additional capital in the future on favorable terms or at all.
We may issue debt securities or preferred Units, and we may borrow money from banks or other financial institutions, which we refer to collectively as "senior securities", up to the maximum amount permitted by the 1940 Act. The 1940 Act, generally, permits BDCs to issue senior securities in amounts such that the BDC's asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. The 1940 Act allows a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements under the 1940 Act are met. If our asset coverage ratio is not at least 150%, we would be unable to issue senior securities, and if we had senior securities outstanding (other than any indebtedness issued in consideration of a privately arranged loan, such as any indebtedness outstanding under a credit facility), we would be unable to make distributions to the unitholders. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.
In addition, we may in the future seek to securitize other portfolio securities to generate cash for funding new investments. To securitize loans, we would likely create a wholly‑owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non‑recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. If we are unable to successfully securitize our loan portfolio our ability to grow our business or fully execute our business strategy could be impaired and our earnings, if any, could decrease. The securitization market is subject to changing market conditions, and we may not be able to access this market when it would be otherwise deemed appropriate. Moreover, the successful securitization of our portfolio might expose us to losses as the residual investments in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The 1940 Act also may impose restrictions on the structure of any securitization.
We may also obtain capital through the issuance of additional equity capital. As a BDC, we generally are not able to issue or sell our Units at a price below net asset value per Unit. If the Units trade at a discount to our net asset value per Unit, this restriction could adversely affect our ability to raise equity capital. We may, however, sell the Units, or warrants, options or rights to acquire the Units, at a price below our net asset value per Unit if the Board and Independent Directors determine that such sale is in our best interests and the best interests of the unitholders, and the unitholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any underwriting commission or discount). If we raise additional funds by issuing more Units, or if we issue senior securities convertible into, or exchangeable for, the Units, the percentage ownership of the unitholders may decline and you may experience dilution.
Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non‑depository commercial lenders could significantly affect our operations and our cost of doing business. The portfolio companies are subject to U.S. federal, state and local laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, any of which could materially adversely affect our business, including with respect to the types of investments we are permitted to make, and your interests as unitholders potentially with retroactive effect. In addition, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to make available to ourselves, new or different opportunities. These changes could result in material changes to our strategies which may result in our investment focus shifting from the areas of expertise of the Investment Adviser to other types of investments in which the Investment Adviser may have less expertise or little or no experience. Any such changes, if they occur, could have a material adverse effect on our business, results of operations and financial condition and, consequently, the value of your investment in us.
Over the last several years, there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non‑bank financial sector will be subject to new regulation. While it cannot be known at this time whether these regulations will be implemented or what form they will take, increased regulation of non‑bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.
We may want to obtain additional debt financing, or need to do so upon maturity of our borrowings, in order to obtain funds which may be made available for investments.
The BMO Subscription Line permits us to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $96.0 million or 55.0% of our remaining unfunded Capital Commitments.
The BMO Subscription Line had $53.7 million in debt outstanding as of December 31, 2022. All outstanding borrowings are due on BMO's demand within 15 days or on the date 6 months after each advance date, which varies throughout the period.
If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.
Fluctuations in our Annual and Quarterly Results
We could experience fluctuations in our annual and quarterly operating results due to a number of factors, some of which are beyond our control, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities acquired and the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in the markets in which we operate and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
Exchange Act
Because the Units are registered under the Exchange Act, ownership information for any person who beneficially owns more than 5% of the Units will have to be disclosed in a Schedule 13D or Schedule 13G, as applicable, or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, the unitholders who choose to reinvest their distributions may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Each unitholder is responsible for determining their filing obligations and preparing the filings. In addition, the unitholders who hold more than 10% of a class of the Units may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of our profits from the purchase and sale of registered stock within a six‑month period.
Sarbanes‑Oxley Act
We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act. We will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until the date (i) we are no longer an "emerging growth company" under the JOBS Act and (ii) we are a reporting company that does not meet the definition of an "accelerated filer" or a "large accelerated filer" under Rule 12b-2 under the Exchange Act. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering of common equity securities or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, we have annual investment income of at least $100.0 million, we have been publicly reporting for at least 12 months and we have filed at least one annual report on Form 10-K) or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. There is currently no public market for our Units and one is not expected to develop.

Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we may eventually be required to meet. Specifically, we are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date (i) we are no longer an "emerging growth company" under the JOBS Act and (ii) we are a reporting company that meets the definition of an "accelerated filer" or a "large accelerated filer" under Rule 12b-2 under the Exchange Act. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under our credit facilities. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports. This could materially adversely affect us.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.
"Emerging Growth Company" Under the JOBS Act
We are and will remain an "emerging growth company" as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of any exchange listing, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer (which means the market value of our Units that are held by non‑affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, we have annual investment income of at least $100 million, we have been publicly reporting for at least 12 months and we have filed at least one annual report on Form 10-K), and (b) the date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period. There is currently no public market for our Units and one is not expected to develop. For so long as we remain an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act. We cannot predict if investors will find our Units less attractive because we may rely on some or all of these exemptions. If some investors find our Units less attractive as a result, there may be a less active trading market for the Units and the Unit price may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We currently are and may to continue taking advantage of such extended transition periods.
OFAC and FCPA Considerations
Economic sanction laws in the United States and other jurisdictions may prohibit New Mountain Capital, New Mountain Capital's professionals and us from transacting with or in certain countries and with certain individuals and companies. In the United States, the U.S. Department of the Treasury's Office of Foreign Assets Control ("OFAC") administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. The lists of OFAC prohibited countries, territories, persons and entities, including the List of Specially Designated Nationals and Blocked Persons, as such list may be amended from time to time, can be found on the OFAC website at www.treas.gov/ofac. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. These types of sanctions may significantly restrict our investment activities in certain emerging market countries.
In some countries, there is a greater acceptance than in the United States of government involvement in commercial activities, and of corruption. New Mountain Capital, the New Mountain Capital professionals and we are committed to complying with the Foreign Corrupt Practices Act ("FCPA") and other anti-corruption laws, anti‑bribery laws and regulations, as well as anti‑boycott regulations, to which they are subject. As a result, we may be adversely affected because of our unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for us to act successfully on investment opportunities and for portfolio investments to obtain or retain business.
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the United Kingdom has recently significantly expanded the reach of the UK Bribery Act of 2010 (the "UK Bribery Act"), which in some ways is broader in scope than the FCPA and applies to private and public sector corruption and holds companies liable for failure to prevent bribery unless they have adequate procedures in place to prevent bribery. While New Mountain Capital has developed and implemented a stringent compliance program designed to ensure strict compliance by New Mountain Capital, its personnel and senior advisors with the FCPA and the UK Bribery Act, even reasonable compliance programs may not prevent all instances of violations. In addition, in spite of New Mountain Capital's policies and procedures, affiliates of portfolio companies, particularly in cases where we or another New Mountain Capital product or vehicle does not control such portfolio company, and third‑party consultants, managers and advisors may engage in activities that could result in FCPA or UK Bribery Act violations. Any determination that New Mountain Capital has violated the FCPA, the UK Bribery Act, or other applicable anti‑corruption laws or anti‑bribery laws could subject New Mountain Capital and us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect New Mountain Capital's business prospects and/or financial position, as well as our ability to achieve our investment objective and/or conduct our operations. We may incur costs and expenses associated with engaging external counsel or other third‑party consultants or professionals in connection with inquiries or investigations relating to FCPA or other applicable anti‑corruption laws or anti‑bribery laws.
Risks Associated with the European Union
The long‑term stability of certain European financial markets remains uncertain and difficult to predict. The possibility of a sovereign default, although more remote now than in years immediately following the crisis, remains a risk in countries where gross government debt, as a percentage of gross domestic product, remains relatively high by comparison to other EU countries, such as Greece, Italy, Cyprus and Portugal. A particularly high level of government debt may be unsustainable for a country that has, and continues to endure, weak economic growth, high unemployment, and has yet to benefit from longer‑term economic reforms. The possibility of default, however unlikely, could nevertheless have a material impact on economic conditions and market activity in the Eurozone and elsewhere in the EU. For example, default by a participating member state could in theory contribute to the collapse of the Eurozone as it is constituted today, resulting in the defaulting member state ceasing to use the Euro as its national currency, or even provide a stimulus for one or more member states may seek to withdraw from EU membership-any of which would likely have an adverse impact on us. Moreover, collapse of the Euro would likely have negative implications for the European financial industry and the global economy as a whole because of counterparty risks, exposures and other "systemic" risks. A potential effect would be an immediate reduction of liquidity for particular investments in economically connected countries, thereby impairing the value of such investments. Uncertain economic conditions generally affect markets adversely. Volatility in the global credit markets, including as a result of the COVID-19 pandemic, may make it more difficult for issuers and borrowers to obtain favorable financing or refinancing arrangements that may be needed to execute our investment strategy. Continuing uncertainty in the Eurozone could have an adverse effect on us by affecting the performance of our investments (whether made in a country that is at greater risk of default or in a country that is economically connected) and our ability to fulfill our investment objectives.
U.S. and Worldwide Economic, Political, Regulatory and Financial Market Conditions.
In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. On January 31, 2020, the United Kingdom (the "UK") ended its membership in the European Union ("Brexit"). Under the terms of the withdrawal agreement negotiated and agreed between the UK and the European Union, the UK's departure from the European Union was followed by a transition period (the "Transition Period"), which ran until December 31, 2020 and during which the UK continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and UK governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the UK and European Union (the "Trade Agreement"). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the UK and the European Union. Notwithstanding the foregoing, the longer term economic, legal, political and social implications of Brexit are unclear at this stage and are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK's sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.
Inflation
Inflation may affect our investments adversely in a number of ways. During periods of rising inflation, interest and distribution rates of any instruments we or entities related to portfolio investments may have issued could increase. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities which are critical to the operation of portfolio companies. Portfolio companies may have fixed income streams and, therefore, be unable to pay the interest amounts and other payments on our portfolio investments. The market value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses.
Inability to Deploy Capital Commitments
We may experience delays in investing our Capital Commitments, which may cause our performance to be worse than the performance of other investment vehicles with investment programs that are similar to our investment objectives. The Investment Adviser may not be able to identify a sufficient number of potential investments that meet our investment objectives or ensure that any investment that us makes will produce a positive return. The Investment Adviser may be unable to invest all of our Capital Commitments on acceptable terms within the Investment Period, which would reduce the returns to us.
Enhanced Scrutiny and Potential Regulation of the Private Investment Fund Industry
Our ability to achieve our investment objectives, as well as our ability to conduct our operations, is based on laws and regulations, as well as their interpretation, which are subject to change through legislative, judicial or administrative action. Future legislative, judicial or administrative action could adversely affect our ability to achieve our investment objectives, as well as our ability to conduct our operations. Furthermore, if regulatory capital requirements from the Dodd‑Frank Act, Basel III, or other regulatory action are imposed on private lenders that provide us with financing (as defined below), the lenders may be required to limit, or increase the cost of, financing they provide to us. Among other things, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.
There continues to be significant discussion regarding enhancing governmental scrutiny and/or increasing the regulation of the financial industry. On July 21, 2010, then‑President Obama signed into law the Dodd‑Frank Wall Street Reform and Consumer Protection Act (the "Dodd‑Frank Act"). A key feature of the Dodd‑Frank Act is the potential extension of prudential regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") to nonbank financial companies that are not currently subject to such regulation but that are determined to pose risk to the U.S. financial system. The Dodd‑Frank Act defines a "nonbank financial company" as a company that is predominantly engaged in activities that are financial in nature. The Financial Stability Oversight Council (the "FSOC"), an interagency body created to monitor and address systemic risk, has the authority to subject such a company to supervision and regulation by the Federal Reserve (including capital, leverage and liquidity requirements) if it determines that such company is systemically important, in that it poses a risk to the U.S. financial system. The Dodd‑Frank Act does not contain any minimum size requirements for such a determination by the FSOC, and it is possible that it could be applied to private funds, particularly large, highly‑leveraged funds, although no such funds have been designated as systemically important by the FSOC to date.
The Dodd‑Frank Act also imposes a number of restrictions on the relationship and activities of banking organizations with private investment funds and other provisions that have affected the private investment fund industry, either directly or indirectly. Included in the Dodd‑Frank Act is the so‑called "Volcker Rule," which contains restrictions on certain investors that are (or that have affiliates or certain interest in any entity that is) a bank or a bank‑related entity and/or have a connection to the United States in that regard from making and holding certain interests in private investment funds.
The Dodd‑Frank Act, as well as future related legislation, may have an adverse effect on the private investment fund industry generally and/or on New Mountain Capital or us, specifically. Therefore, there can be no assurance that any continued regulatory scrutiny or initiatives will not have an adverse impact on New Mountain Capital or otherwise impede our activities. These reforms and/or other similar legislation could increase our compliance costs and have an adverse effect on the private fund industry generally and/or on New Mountain Capital and us.
The current regulatory environment in the United States may be impacted by future legislative developments, such as amendments to key provisions of the Dodd‑Frank Act. On June 12, 2017, the U.S. Department of the Treasury issued recommendations for streamlining banking regulation and changing key features of the Dodd‑Frank Act and other measures taken by regulators following the most recent financial crisis. On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the "Reform Act") was signed into law. Among other regulatory changes, the Reform Act amends various sections of the Dodd‑Frank Act, including by modifying the Volcker Rule to exempt depository institutions that do not have, and are not controlled by a company that has, more than $10 billion in total consolidated assets and significant trading assets and liabilities. The ultimate consequences of the Reform Act on us and our activities remain uncertain. Prospective investors should note that any significant changes in, among other things, banking and financial services regulation, including the regulation of the asset management industry, could have a material adverse impact on us and our activities.
As a registered investment adviser under the Advisers Act, the Investment Adviser is required to comply with a variety of periodic reporting and compliance‑related obligations under applicable federal and state securities laws (including, without limitation, the obligation of the Investment Adviser and its affiliates to make regulatory filings with respect to us and our activities under the Advisers Act (including, without limitation, Form PF and Form ADV)). In addition, the Investment Adviser is required to comply with a variety of regulatory reporting and compliance‑related obligations under applicable federal, state and foreign securities laws (including, without limitation, reports or notices in connection with the Directive (as defined below) and/or CFTC as well as other international jurisdiction‑specific obligations). In light of the heightened regulatory environment in which we and the Investment Adviser operate and the ever‑increasing regulations applicable to private investment funds and their investment advisors, it has become increasingly expensive and time‑consuming for us, the Investment Adviser and its affiliates to comply with such regulatory reporting and compliance‑related obligations. Additionally, we may in the future engage additional third‑party service providers to perform some or a significant portion of the reporting and compliance‑related matters and functions under our supervision (including draft preparation and the filing of Form PF), which could result in increased compliance costs and expenses. Any further increases in the regulations applicable to private investment funds generally or us and/or the Investment Adviser in particular may result in increased expenses associated with our activities and additional resources of the Investment Adviser being devoted to such regulatory reporting and compliance‑related obligations, which may reduce overall returns for the unitholders and/or have an adverse effect on our ability to effectively achieve our investment objective.
Finally, increased reporting, registration and compliance requirements may divert the attention of personnel and the management teams of New Mountain Capital and/or portfolio companies, and may furthermore place us at a competitive disadvantage to the extent that New Mountain Capital or portfolio companies are required to disclose sensitive business information.
Alternative Investment Fund Managers Directive
The European Union Alternative Investment Fund Managers Directive (the "Directive") as transposed into national law within the member states of the European Economic Area ("EEA"), imposes requirements on non‑EEA alternative investment fund managers ("AIFMs") who intend to market alternative investment funds ("AIFs") to investors within the EEA.
The Directive allows member states to permit the marketing of non‑EEA AIFs by non‑EEA AIFMs in accordance with local laws, provided that local laws meet the requirements of Article 42 (the so‑called national private placement regimes). There is no requirement for member states to operate or maintain a national private placement regime and, if they do, the member state is free to impose stricter rules than the minimum requirements. In summary, under Article 42, the AIFM must: (i) provide prescribed pre‑investment disclosures to investors; (ii) report prescribed information to regulators on a periodic basis; (iii) prepare an annual report containing prescribed information and make it available to investors and regulators; and (iv) if applicable: (a) comply with notification and disclosure requirements in relation to the acquisition and control of non‑listed companies and issuers; and (b) restrict early distributions or reductions in capital in respect of portfolio companies (the asset‑stripping rules).
In addition, there must be appropriate cooperation arrangements in place between the competent authorities of the relevant countries, and neither the country where the AIFM is established nor the country where the AIF is established can be listed as a non‑cooperative country and territory by the Financial Action Task Force (the "FATF").
At present, some EEA states do not operate a national private placement regime at all; some member states apply the minimum requirements described above; others require the minimum plus, e.g., the appointment of a depositary; and some require compliance with substantially all of the Directive.
Where the Investment Adviser has marketed us in a member state resulting in investors from that member state investing in us, the Investment Adviser's ongoing compliance with the laws of that member state will continue until all of such investors dispose of their interests in us.
The Directive has the potential to adversely affect our operations by (i) limiting the territories in the EEA in which we may seek investors, (ii) affecting the range of investment and realization strategies that we are able to pursue, (iii) disadvantaging us vis‑à‑vis non‑AIF competitors, and (iv) materially adding to the costs associated with compliance, monitoring and reporting over our life.

In the future, the Investment Adviser may be compelled to seek, or it may determine that it should seek, authorization as an AIFM in an EEA member state (should that option become available) or under a similar regime elsewhere. This would entail compliance with all requirements of the AIFMD (or with similar requirements of a similar regime). Alternatively, it might be determined in the future that we should be managed by an associate of the Investment Adviser that is an authorized AIFM and has its registered office in an EEA member state. In either circumstance, the AIFM would become subject to additional requirements, such as rules relating to remuneration, minimum regulatory capital requirements, restrictions on the use of leverage, requirements in relation to liquidity, risk management, valuation of assets, etc. Such requirements could adversely affect us, among other things by increasing the regulatory burden and costs of operating and managing us and our investments. Any required changes to compensation structures and practices could make it harder for the AIFM and its associates to recruit and retain key personnel.
The interpretation and application of the Directive is subject to change as a result of, e.g., the issuance of further national guidance by a member state, the issuance of binding guidelines by the European Securities and Markets Authority ("ESMA"), further legislation supplementing the Directive, or a change in the national private placement regime of any member state. Compliance with the Directive could expose the Investment Adviser and/or us to conflicting regulatory requirements in the United States.
We will bear the costs and expenses of compliance with the Directive and any related regulations, including costs and expenses of collecting and calculating data and the preparation of regular reports to be filed with EEA member states.
The offer of our interests, insofar as such interests can be offered to investors domiciled or established in a member state of the EEA (as described above) is restricted to professional investors. A professional investor is an investor that is considered to be a "professional client", or who may, on request, be treated as a "professional client" within the meaning of Annex II to the MiFID II. Notwithstanding that all marketing activity of the Investment Adviser toward investors domiciled or established in the EEA shall be directed at investors who qualify as professional clients, such investors are not a "client" of the Investment Adviser. The Investment Adviser is not advising or making a recommendation to investors or prospective investors with respect to an investment in us and the Investment Adviser will not be responsible for providing protections that would otherwise be provided in an advisory‑client relationship.
Registration under the U.S. Commodity Exchange Act
Registration with the U.S. Commodity Futures Trading Commission (the "CFTC") as a "commodity pool operator" or any change in our operations necessary to maintain the Investment Adviser's ability to rely upon an exemption from registration could adversely affect our ability to implement our investment program, conduct our operations and/or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by the Investment Adviser to cease or to limit investing in interests which may be treated as "commodity interests" in order to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.
LIBOR
LIBOR, the London Interbank Offered Rate, is an index rate that historically has been widely used in lending transactions and remains a common reference rate for setting the floating interest rate on private loans. LIBOR typically has been the reference rate used in floating-rate loans extended to our portfolio companies and, to some degree, is expected to continue to be used as a reference rate until such time that private markets have fully transitioned to using the Secured Overnight Financing Rate (“SOFR”), or other alternative reference rates recommended by applicable market regulators. Uncertainty relating to the LIBOR calculation process, the valuation of LIBOR alternatives, and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.
On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that the ICE Benchmark Administration ("IBA") (the entity regulated by the FCA that is responsible for calculating LIBOR) had notified the FCA of its intent, among other things, to cease providing overnight 1, 3, 6 and 12 months USD LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. On November 16, 2021, the FCA issued a statement confirming that starting January 1, 2022, entities supervised by the FCA will be prohibited from using LIBORs, including USD LIBOR, that will be discontinued as of December 31, 2021 as well as, except in very limited circumstances, those tenors of USD LIBOR that will be discontinued or declared non-representative after June 30, 2023. While LIBOR will cease to exist or be declared non-representative, there continues to be uncertainty regarding the nature of potential changes to specific USD LIBOR tenors, the development and acceptance of alternative reference rates and other reforms.
Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for LIBORs and other interbank offered rates ("IBORs"). To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee ("ARRC"), U.S.-based group convened by the U.S. Federal Reserve Board and the

Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. On July 29, 2021, the ARRC also recommended a forward-looking term rate based on SOFR published by CME Group. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions. There can be no guarantee that SOFR will become the dominant alternative to USD LIBOR or that SOFR will be widely used and other alternatives may or may not be developed and adopted with additional consequences.
New York and several other states have passed laws intended to apply to U.S. dollar LIBOR-based contracts, securities, and instruments governed by those states' laws. These laws established fallbacks for LIBOR when there is no or insufficient fallback rates in these contracts. The federal Adjustable Interstate Rate (LIBOR) Act (the "LIBOR Act") was signed into law on March 15, 2022. The federal legislation provides a statutory fallback mechanism on a nation-wide basis to replace U.S. dollar LIBOR with a benchmark rate, selected by the Federal Reserve Board and based on SOFR, for certain contracts that reference U.S. dollar LIBOR and contain no or insufficient fallback provisions. The New York and other state laws were superseded by the LIBOR Act. On December 16, 2022, the Federal Reserve Board adopted a final rule implementing certain provisions of the LIBOR Act (“Regulation ZZ”). Regulation ZZ specifies that on the LIBOR replacement date, which is the first London banking day after June 30, 2023, the Federal Reserve Board-selected benchmark replacement, based on SOFR and including any tenor spread adjustment as provided by Regulation ZZ, will replace references to overnight, 1, 3, 6, and 12-month LIBOR in certain contracts that do not mature before the LIBOR replacement date and that do not contain adequate fallback language. Regulation ZZ could apply to certain of our investments that reference LIBOR to the extent that they do not have fallback provisions or adequate fallback provisions.
The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, valuation measurements used by us that include LIBOR as an input, our operational processes or our overall financial condition or results of operations. For instance, if the LIBOR reference rate of our LIBOR-linked securities, loans, and other financial obligations is higher than an alternative reference rate, such as SOFR, on our alternative reference rate-linked portfolio investments, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we could be required, in certain situations, negotiate modifications to credit agreements governing such instruments, in order to replace LIBOR with such alternative reference rate and to incorporate any conforming changes to applicable credit spreads or margins. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result, on our results of operations. Such adverse impacts and the uncertainty of the transition could result in disputes and litigation with counterparties and borrowers regarding the implementation of alternative reference rates.
Legal, Tax and Regulatory Risks
Legal, tax and regulatory changes could occur during our term that may adversely affect us, our portfolio companies or unitholders. For example, from time to time the market for private investment transactions has been adversely affected by a decrease in the availability of senior and subordinated financing for transactions, in part in response to regulatory pressures on providers of financing to reduce or eliminate their exposure to such transactions.
Antitrust or other regulatory requirements may impose filing fees and other additional expenses on us and may adversely affect our ability to acquire or dispose of investment positions. We and/or the Investment Adviser may also be subject to regulation in jurisdictions in which we and/or the Investment Adviser engage in business. The regulatory environment for private investment funds is evolving, and changes in the regulation of private investment funds may adversely affect the value of investments held by us and our ability to effectively employ our investment strategies. Increased scrutiny and legislative changes applicable to private investment funds and their sponsors may also impose significant administrative burdens on the Investment Adviser and may divert time and attention from portfolio management activities. The effect of any future regulatory change on us could be substantial and adverse. In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self‑regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action.
Investors in us should understand that our business is dynamic and may change over time. Therefore, we may be subject to new or additional regulatory constraints in the future. This Annual Report on Form 10-K cannot address or anticipate every possible current or future regulation that may affect the Investment Adviser, us or their investments. Such regulations may have a significant impact on the unitholders or our operations, including, without limitation, restricting the types of investments we may make, preventing us from exercising our voting rights with regard to certain financial instruments, requiring us to disclose the identity of our investors or otherwise. The Investment Adviser may, in its sole discretion, cause us to be subject to such regulations if it believes that an investment or business activity is in our interest, even if such regulations may have a detrimental effect on one or more unitholders. Prospective investors are encouraged to consult their own advisors regarding an investment in us.
Tax Consequences
There is a risk that the Internal Revenue Service (the "IRS") will not concur as to the tax consequences of an investment in us.
The IRS may audit us and challenge any of the positions taken in regard to our formation, our investments or operations, and such audit may result in an audit of a unitholder's own tax returns and possibly adjustments to the tax liability reflected thereon.
Although we intend to qualify annually as a RIC under Subchapter M of the Code, no assurance can be given that we will be able to obtain or maintain our RIC tax treatment. To maintain RIC tax treatment and be relieved of U.S. federal income taxes on income and gains distributed to the unitholders, we must meet the annual distribution, source‑of‑income and asset diversification requirements described below.
•The annual distribution requirement will be satisfied if we distribute dividends to the unitholders during the taxable year equal to at least 90.0% of our investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) plus 90.0% of our net interest income excludable under Section 103(a) of the Code. Because we use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act, and we may be subject to certain financial covenants contained in debt financing agreements (as applicable). This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to the unitholders, which distributions are necessary for us to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources and thus are unable to make sufficient distributions to the unitholders, we could fail to qualify for tax treatment as a RIC and thus become subject to U.S. federal income tax at corporate rates (and any applicable state and local taxes).
•The source‑of‑income requirement will be satisfied if at least 90.0% of our gross income for each taxable year is derived from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or fee income (including but not limited to gains from options, futures or forward contracts) derived with respect to our business of investing in such stock, securities, or currencies, and (b) net income derived from a Qualified Publicly Traded Partnership.
•The asset diversification requirement will be satisfied if, at the end of each quarter of each taxable year, we diversify our holdings so that (a) at least 50.0% of the value of our total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5.0% of our total assets, and to not more than 10.0% of the outstanding voting securities of such issuer, and (b) not more than 25.0% of the value of our total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers that we control and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly Traded Partnerships. Failure to meet these requirements may result in us having to dispose of certain investments quickly to prevent losing our RIC tax treatment. Because most of our investments are intended to be in private companies, and therefore may be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to obtain and maintain our RIC tax treatment for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate‑level U.S. federal income tax (and any applicable state and local taxes). In this event, the resulting taxes could substantially reduce our members' capital, the amount of cash available for distribution, and the amount of our distributions, which would have a material adverse effect on our financial performance.

Taxable Income in Excess of Cash
For U.S. federal income tax purposes, we include in our taxable income our allocable share of certain amounts that we have not yet received in cash, such as original issue discount, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances if we earn PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Our allocable share of such original issue discount and PIK interest is included in our taxable income before we receive any corresponding cash payments. We may also be required to include in our taxable income our allocable share of certain other amounts that we will not receive in cash.
Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to the unitholders that will be sufficient to enable us to meet the annual distribution requirement necessary for us to qualify for tax treatment as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous. We may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to the unitholders that will be sufficient to enable us to meet the annual distribution requirement. If we are unable to obtain cash from other sources to enable us to meet the annual distribution requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate‑level U.S. federal income tax (and any applicable state and local taxes).
Corporate‑level Income Tax
We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to U.S. federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).
Special Tax Issues
We expect to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, to preserve our status as a RIC and to distribute sufficient income to not become subject to U.S. federal income tax.
Publicly Offered Regulated Investment Company
We do not currently qualify as a "publicly offered regulated investment company", as defined in the Code. Accordingly, U.S. individual and other noncorporate unitholders will be taxed as though they received a distribution of some of our expenses. A "publicly offered regulated investment company" is a RIC whose Units are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC for the 2022 tax year, and we cannot determine when we will qualify as a publicly offered RIC. Since we are not a publicly offered RIC, a non-corporate unitholder's allocable portion of our affected expenses, including a portion of our management fees, will be treated as an additional distribution to the unitholders. A non-corporate unitholder's allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such unitholder (and beginning in 2026, will be deductible to such unitholder only to the extent they exceed 2% of such unitholder's adjusted gross income), and are not deductible for alternative minimum tax purposes.
Possible Legislative or Other Developments
All statements contained in this Annual Report on Form 10-K concerning the U.S. federal income tax consequences of any investment in us are based upon current law and the interpretations thereof. Therefore, no assurance can be given that the currently anticipated U.S. federal income tax treatment of an investment in us will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect, to the detriment of the unitholders. Additionally, tax authorities in jurisdictions where we maintain investments may materially change their tax laws so as to materially increase the tax burden associated with an investment in us or to force or attempt to force increased disclosure from or about us and/or our unitholders as to the identity of all persons having a direct or indirect interest in us. Such additional disclosure may take the form of additional filing requirements on unitholders.

We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. We cannot predict with certainty how any changes in the tax laws might affect us, our unitholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences.
Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
Taxation in Other Jurisdictions
If we make portfolio investments in a jurisdiction outside the United States, we may be subject to income or other tax in that jurisdiction. Any tax incurred in non‑United States jurisdictions by us or vehicles through which it invests generally will not be creditable to or deductible by the unitholders.
ERISA Considerations
The Investment Adviser will use reasonable efforts to avoid having our assets constitute "plan assets" of any plan subject to Title I of the U.S. Employee Retirement Income Security Act of 1974, as amended ("ERISA") or Section 4975 of the U.S. Internal Revenue Code of 1986, as amended. In this regard the Investment Adviser intends to limit investment in the Units by "benefit plan investors" to less than 25% of the total value of each class of equity interests in us (within the meaning of the Plan Asset Regulations), in which case we may decline to accept subscriptions from, or approve transfers of Units to, certain investors in order to limit equity participation by benefit plan investors in us to less than 25% of the total value of each class of equity interests in us.
Risk Arising from Potential Control Group Liability
Under ERISA, upon the termination of a tax‑qualified single employer‑defined benefit pension plan, the sponsoring employer and all members of its "controlled group" will be jointly and severally liable for 100% of the plan's unfunded benefit liabilities whether or not the controlled group members have ever maintained or participated in the plan. In addition, the U.S. Pension Benefit Guaranty Corporation (the "PBGC") may assert a lien with respect to such liability against any member of the controlled group on up to 30% of the collective net worth of all members of the controlled group. Similarly, in the event a participating employer partially or completely withdraws from a multiemployer (union) defined benefit pension plan, any withdrawal liability incurred under ERISA will represent a joint and several liability of the withdrawing employer and each member of its controlled group.
A "controlled group" includes all "trades or businesses" under 80% or greater common ownership. This common ownership test is broadly applied to include both "parent‑subsidiary groups" and "brother‑sister groups" applying complex exclusion and constructive ownership rules. However, regardless of the percentage ownership that we hold in one or more of our portfolio companies, we ourselves cannot be considered part of an ERISA controlled group unless we are considered to be a "trade or business."
While there are a number of cases that have held that managing investments is not a "trade or business" for tax purposes, in 2007 the PBGC Appeals Board ruled that a private equity fund was a "trade or business" for ERISA controlled group liability purposes and at least one U.S. Federal Circuit Court has similarly concluded that a private equity fund could be a trade or business for these purposes based upon a number of factors including the fund's level of involvement in the management of our portfolio companies and the nature of any management fee arrangements.
If we were determined to be a trade or business for purposes of ERISA, it is possible, depending upon the structure of the investment by us and/or our affiliates and other co‑investors in a portfolio company and their respective ownership interests in the portfolio company, that any tax‑qualified single employer defined benefit pension plan liabilities and/or multiemployer plan withdrawal liabilities incurred by the portfolio company could result in liability being incurred by us, with a resulting need for additional capital contributions, the appropriation of our assets to satisfy such pension liabilities and/or the imposition of a lien by the PBGC on certain of our assets. Moreover, regardless of whether or not we were determined to be a trade or business for purposes of ERISA, a court might hold that one of our portfolio companies could become jointly and severally liable for another portfolio company's unfunded pension liabilities pursuant to the ERISA "controlled group" rules, depending upon the relevant investment structures and ownership interests as noted above.

Pay‑To‑Play Laws, Regulations and Policies
In light of controversies and highly publicized incidents involving money managers, a number of states and municipal pension plans have adopted so‑called "pay‑to‑play" laws, regulations or policies which prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with state entities, including investments by public retirement funds. The SEC also has adopted rules that, among other things, prohibit an investment advisor from providing advisory services for compensation with respect to a government plan investor for two years after the advisor or certain of its executives or employees make a contribution to certain elected officials or candidates. If the Investment Adviser or its employees or affiliates fail to comply with such pay‑to‑play laws, regulations or policies, such non‑compliance could have an adverse effect on us by, for example, providing the basis for the withdrawal of the affected government plan investor.
Contingent Liabilities
Most of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.
Legal, Regulatory and Policy Changes
Following the November 2022 elections in the United States, the Democratic Party controls the Presidency and the Senate, with the Republican Party controlling the House of Representatives. Despite political tensions and uncertainty, changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We do not own any real estate or other physical properties materially important to our operations. Our principal executive offices are located at 1633 Broadway, 48th Floor, New York, New York 10019, where we occupy our office space pursuant to our Administration Agreement with the Administrator. The office space is shared with our Investment Adviser, our Administrator and New Mountain Capital. We believe that our current office facilities are suitable and adequate for our business as currently conducted.
Item 3.    Legal Proceedings
Neither we nor the Investment Adviser are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or the Investment Adviser as of December 31, 2022. From time to time, we or the Investment Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Units, Related Unitholder Matters and Issuer Purchase of Common Units
Market Information
Our outstanding Units have been and will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D promulgated thereunder. See "—Unregistered Sales of Equity Securities" in this Annual Report on Form 10-K for more information. There is currently no public market for the Units, and we do not expect one to develop.
Because the Units are being acquired by investors in one or more transactions "not involving a public offering," they are "restricted securities" and may be required to be held indefinitely. Our Units may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted, and (ii) the Units are registered under applicable securities laws or specifically exempted from registration (in which case the unitholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Units until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of Units may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Units and to execute such other instruments or certifications as are reasonably required by us.
Unitholders
As of March 10, 2023, there were 24 holders of record of our Units.
Valuation of Portfolio Securities
Please see Item 1. Business—Valuation of Portfolio Securities in this Annual Report on Form 10-K for disclosure regarding valuation of portfolio securities.
Distributions
We generally intend to distribute substantially all of our available earnings annually by paying distributions of our net investment income and cumulative net realized capital gains (if any) on a quarterly basis, as determined by the Board in its discretion.
Reinvestment and Recycling of Capital
Subject to the requirements of Section 852(a) of Subchapter M of the Code and the terms of any borrowings or other financings or similar obligations, proceeds realized by us from the sale or repayment of any investment (as opposed to investment income) during the Investment Period may be retained and be used by us for purposes of making investments or paying management fees, incentive fees, or our expenses. Any amounts so reinvested will not reduce an investor's unused capital commitment.
Reports to Unitholders
We plan to furnish or make available to our unitholders an annual report for each fiscal year ending December 31 containing financial statements audited by our independent registered public accounting firm. Additionally, we intend to comply with the periodic reporting requirements of the Exchange Act.

Unregistered Sales of Equity Securities
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from March 18, 2022 (inception) to December 31, 2022.

Unit Issue Date	Units Issued	Aggregate Offering Price
		(in millions)
December 31, 2022
April 25, 2022	100	$0.0
May 23, 2022	1,599,900	16.0
June 29, 2022	858,000	8.6
September 6, 2022	1,520,000	15.2
November 14, 2022	1,054,331	10.1
December 22, 2022	2,493,500	24.9
	7,525,831	$74.8
Item 6.    Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The information in management's discussion and analysis of financial condition and results of operations relates to New Mountain Guardian IV BDC, L.L.C., including its wholly-owned direct subsidiaries (collectively, "we", "us", "our", "GIV" or the "Company").
Forward-Looking Statements
The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Some of the statements in this Annual Report on Form 10-K (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:
•statements concerning the impact of a protracted decline in the liquidity of credit markets;
•the general economy, including interest and inflation rates, and the impact of the COVID-19 pandemic thereon;
•the impact of interest rate volatility, including the decommissioning of LIBOR and rising interest rates, on our business and our portfolio companies;
•our future operating results, our business prospects and the adequacy of our cash resources and working capital, and the impact of the COVID-19 pandemic thereon;
•the ability of our portfolio companies to achieve their objectives, and the impact of the COVID-19 pandemic thereon;
•our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;
•the ability of New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") or its affiliates to attract and retain highly talented professionals;
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals, and related vehicles, and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors, contained in this Annual Report of Form 10-K.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in this Annual Report of Form 10-K.
We have based the forward-looking statements included in this Annual Report of Form 10-K on information available to us on the date of this Annual Report of Form 10-K. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview
We are a Delaware limited liability company formed on March 18, 2022. We are a closed end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a firm with a track record of investing in the middle market. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services.
We conducted a private offering (the "Private Offering") of units of our limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the 24-month period following the initial closing of Capital Commitments, which occurred on May 4, 2022 (the "Closing Period"). We may accept and draw down on Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments after the Closing Period. We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on May 9, 2022 (the "Initial Drawdown"). The investment period began on May 4, 2022 and will continue until May 4, 2028, the four-year anniversary of the end of the Closing Period (the "Investment Period"). Our term is until May 4, 2030, six years from the end of the Closing Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors.
We established New Mountain Guardian IV SPV, L.L.C. ("GIV SPV") on July 26, 2022 as a wholly-owned direct subsidiary. We established New Mountain Guardian IV Issuer SPV, L.L.C. ("GIV Issuer SPV") on October 28, 2022 as a wholly-owned direct subsidiary. As of December 31, 2022, there were no assets in GIV SPV and GIV Issuer SPV.
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and opportunistic open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. In some cases, we may also include equity interest. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. We invest across the capital structure of middle market companies, primarily targeting first lien and unitranche loans and to a lesser extent second lien and passive preferred stock investments where the Investment Adviser has a high degree of conviction in the business. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last out” tranche. In some cases, our investments may also include equity interests. As of December 31, 2022, our top five industry concentrations were software, business services, healthcare, consumer services and education.
As of December 31, 2022, our members' capital was approximately $73.5 million and our portfolio had a fair value of approximately $123.2 million in 29 portfolio companies.
Recent Developments
On January 25, 2023, we entered into a Loan and Security Agreement by and among our wholly-owned subsidiary, GIV SPV, as the borrower, us as collateral manager, equityholder, and seller, the lenders from time to time party thereto, UBS AG London Branch, as the administrative agent, U.S. Bank Trust Company, National Association, as the collateral agent, and U.S. Bank National Association as the document custodian (the “UBS Credit Facility”).
The UBS Credit Facility will mature on the two-year anniversary of the earlier of either (a) January 25, 2026 or (b) the date of the declaration of the Termination Date (as defined in the Loan and Security Agreement), if not further extended by that date, and has a maximum facility amount of $250.0 million. The UBS Credit Facility bears interest at a rate of SOFR plus 2.85% per annum.
On February 23, 2023, we entered into Subscription Agreements with several investors providing for the private placement of our Units and delivered a capital drawdown notice to our investors relating to the sale of 982,500 of our Units for an aggregate offering price of $9.8 million. The Units were issued to investors on March 9, 2023. Since we commenced operations on May 9, 2022, we have closed on aggregate subscriptions of $282.1 million.
On February 27, 2023, Shiraz Y. Kajee, Chief Financial Officer and Treasurer, resigned, effective April 1, 2023. Mr. Kajee's departure is not related to any disagreement relating to our accounting, strategy, management, operations, policies, regulatory matters, or practices (financial or otherwise). Mr. Kajee will remain in his current capacity through his departure on April 1, 2023. We have engaged an executive search firm to find our next Chief Financial Officer.

Our board of directors will appoint Laura C. Holson as our interim Chief Financial Officer and Treasurer upon Mr. Kajee's departure, which will become effective April 1, 2023, until we complete our search for Mr. Kajee's permanent successor. In addition, Ms. Holson will continue in her role as our Chief Operating Officer. The Investment Adviser believes that its management team, with the overall support of New Mountain Capital, is adequately staffed to support us.
On March 2, 2023, our board of directors declared a distribution of $0.175 per Unit, payable on April 20, 2023 to unitholders of record as of March 8, 2023.
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
Basis of Accounting
We consolidate our wholly-owned direct subsidiaries GIV SPV and GIV Issuer SPV. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946").
Valuation and Leveling of Portfolio Investments
At all times consistent with GAAP and the 1940 Act, we conduct a valuation of our assets, which impacts our members' capital.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on fair value hierarchy for the period from May 9, 2022 (commencement of operations) to December 31, 2022.
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
Company Performance, Financial Review, and Analysis:   Prior to investment, as part of our due diligence process, we evaluate the overall performance and financial stability of the portfolio company. Post-investment, we analyze each portfolio company's current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting its revenue and EBITDA growth, margin trends, liquidity position, covenant compliance and changes to its capital structure. We also attempt to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of our original investment thesis. This analysis is specific to each portfolio company. We leverage the knowledge gained from our original due diligence process, augmented by this subsequent monitoring, to continually refine our outlook for each of our portfolio companies and ultimately form the valuation of our investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, we will consider the pricing indicated by the external event to corroborate the private valuation.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on unobservable inputs used in the fair value measurement of our Level III investments for the period from May 9, 2022 (commencement of operations) to December 31, 2022.
Revenue Recognition
Sales and paydowns of investments:    Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the period from May 9, 2022 (commencement of operations) to December 31, 2022, we recognized PIK interest from investments of less than $50 thousand, and PIK dividends from investments of less than $50 thousand.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income:   Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of December 31, 2022, no investments were on non-accrual status.
Fee income:    Fee income represents delayed compensation, revolver fees, upfront fees, assignment fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by us for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable. Income received in exchange for the provision of services such as recurring administration services are also recognized as fee income in the period in which it was earned.
Monitoring of Portfolio Investments
We monitor the performance and financial trends of our portfolio companies on at least a quarterly basis. We attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy. We have recently consolidated our portfolio monitoring procedures by combining our previously bifurcated system that separately (1) rated investments based on their performance compared to expectations and (2) assigned a risk rating to each investment based on the expected impact from the COVID-19 pandemic. As described more fully below, our new portfolio monitoring procedures are designed to provide a simple yet comprehensive analysis of our portfolio companies based on their operating performance and underlying business characteristics, which in turn forms the basis of its Risk Rating (as defined below). We use an investment risk rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. As such, we assign each investment a composite score ("Risk Rating") based on two metrics – 1) Operating Performance and 2) Business Characteristics:
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
The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Red, Orange, Yellow and Green, with Red reflecting an investment performing materially below expectations and Green reflecting an investment that is in-line with or above expectations. The mapping of the composite scores to these categories are below:
◦Red – 1C (e.g., Tier 1 for Operating Performance and C for Business Characteristics)
◦Orange – 2C and 1B
◦Yellow – 3C, 2B, and 1A
◦Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Ratings of our portfolio companies as of December 31, 2022:

(in millions)	As of December 31, 2022
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	—	—%	—	—%
Green	123.4	100.0%	123.2	100.0%
	$123.4	100.0%	$123.2	100.0%
As of December 31, 2022, all investments in our portfolio had a Green Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by the board of directors, was approximately $123.2 million in 29 portfolio companies at December 31, 2022.
The following table shows our portfolio and investment activity for the period from May 9, 2022 (commencement of operations) to December 31, 2022:

For the period from May 9, 2022 (commencement of operations) to
(in millions)	December 31, 2022
New investments in 29 portfolio companies	$123.2
Debt repayments in existing portfolio companies	(0.1)
Sales of securities in 0 portfolio companies	—
Change in unrealized appreciation on 5 portfolio companies	0.9
Change in unrealized depreciation on 24 portfolio companies	(1.1)
Recent Accounting Standards Updates
See Item 8.—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards in this Annual Report of Form 10-K for details on recent accounting standards updates.

Results of Operations for the period from May 9, 2022 (Commencement of Operations) to December 31, 2022
Revenue

For the period from May 9, 2022 (commencement of operations) to
(in thousands)	December 31, 2022
Interest income	$3,934
Dividend income	48
Fee income	1,895
Total investment income	$5,877
Investment income for the period from May 9, 2022 (commencement of operations) to December 31, 2022 was driven by our deployment of capital and increasing invested balance.
Operating Expenses

For the period from May 9, 2022 (commencement of operations) to
(in thousands)	December 31, 2022
Management fee	$745
Less: management fee waiver	(508)
Net management fee	237
Incentive fee	345
Interest and other financing expenses	1,371
Organizational and offering expenses	1,092
Administrative expenses	646
Professional fees	433
Other general and administrative expenses	119
Net expenses	$4,243
Our management fees before waivers for the period from May 9, 2022 (commencement of operations) to December 31, 2022 were approximately $0.7 million. Per the Investment Management Agreement (as defined below), the management fee will be reduced by 50% until the one-year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement). The base management fee was also reduced by placement fees and a voluntary fee waiver made by the Investment Adviser. This resulted in net management fees of $0.2 million. Incentive fees for period from May 9, 2022 (commencement of operations) to December 31, 2022 were approximately $0.3 million.
We have incurred expenses related to our formation, organization and continuous offering of our common units. For the period from May 9, 2022 (commencement of operations) to December 31, 2022, we incurred organizational and offering costs of approximately $1.1 million. We anticipate we will continue to incur organizational and offering expenses throughout the Closing Period.
Interest and other financing expenses for the period from May 9, 2022 (commencement of operations) to December 31, 2022 were approximately $1.4 million, due to our entry into the BMO Subscription Line (as defined below).
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

For the period from May 9, 2022 (commencement of operations) to
(in thousands)	December 31, 2022
Net realized losses on investments	$—
Net change in unrealized depreciation of investments	(225)
Net realized and unrealized losses	$(225)
We had net unrealized depreciation which resulted in a net loss of approximately $0.2 million for the period from May 9, 2022 (commencement of operations) to December 31, 2022 which was primarily driven by the overall decrease in market prices of our investments during the period.

Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations, and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of December 31, 2022, our asset coverage ratio was 236.9%.
Since our inception on March 18, 2022, we have entered into Subscription Agreements with several investors on various dates. We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On December 31, 2022 we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	December 31, 2022
Capital Commitments	$249.4
Unfunded Capital Commitments	174.5
% of Capital Commitments funded	30.00%
At December 31, 2022, we had cash and cash equivalents of approximately $5.8 million. Our cash used in operating activities for the period from May 9, 2022 (commencement of operations) to December 31, 2022, was approximately $121.2 million. We expect that all current liquidity needs will be met with cash flows from drawdowns on Capital Commitments, investments and operations and borrowings from banks or other lenders..
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2022, we had outstanding commitments to third parties to fund investments totaling $36.2 million, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2022, we had commitment letters to purchase investments in the aggregate par amount of $33.9 million, which could require funding in the future. As of December 31, 2022, we had not entered into any bridge financing commitments which could require funding in the future.
Borrowings
BMO Subscription Line —On May 9, 2022, we entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (as amended, from time to time, and most recently amended on October 27, 2022, the "BMO Subscription Line"), which allows us to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $96.0 million. All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of our unitholders. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Consolidated Statement of Assets, Liabilities and Members’ Capital and amortized as a charge against income as other financing costs over the life of the BMO Subscription Line. The BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.

As of December 31, 2022, the outstanding balance on the BMO Subscription Line was $53.7 million, and we were in compliance with the applicable covenants in the BMO Subscription Line on such date.
See Item 8 — Financial Statements and Supplementary Data—Note 6. Borrowings in this Annual Report on Form 10-K for additional information on costs incurred on the BMO Subscription Line for the period from May 9, 2022 (commencement of operations) to December 31, 2022.
Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2022 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$53.7	$53.7	$—	$—	$—

(1)Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($53.7 million as of December 31, 2022) are due on BMO's demand within 15 business days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line will terminate when all Capital Commitments have been funded. See "Borrowings", for material details on the BMO Subscription Line.
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
We have also entered into an administration agreement (the "Administration Agreement") with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our respective day-to-day operations. The Administrator has also agreed to maintain, or oversee the maintenance of, our financial records, our reports to unitholders and reports filed with the SEC. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services.
If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.
Distributions and Dividends
Distributions declared to unitholders for the period from May 9, 2022 (commencement of operations) to December 31, 2022 were approximately $2.6 million.
Tax characteristics of all distributions paid are reported to unitholders on Form 1099 after the end of the calendar year. For the period from May 9, 2022 (commencement of operations) to December 31, 2022, total distributions declared were $2.6 million, of which the distribution was comprised of approximately 100.00% of ordinary income, 0.00% of long-term capital gains and 0.00% of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the period from May 9, 2022 (commencement of operations) to December 31, 2022, approximately $0.5 million of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of December 31, 2022, $0.2 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statement of Assets, Liabilities and Members' Capital.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our unitholders and is consistent with our then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit us to complete follow-on investments in existing portfolio companies with certain affiliates that are private funds if such private funds do not have an investment in such existing portfolio company, subject to certain conditions.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. In addition, in a prolonged low interest rate environment, including a reduction of base rates, such as LIBOR and SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the period from May 9, 2022 (commencement of operations) to December 31, 2022, certain of the loans held in our portfolio had floating LIBOR or SOFR interest rates. As of December 31, 2022, 93.2% of investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR or SOFR floor (includes investments bearing prime interest rate contracts) and 6.8% of our investments at fair value represent fixed-rate investments. Additionally, our BMO Subscription Line is also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2022. Interest expense is calculated based on the terms of our outstanding BMO Subscription Line. For our floating rate credit facilities, we use the outstanding balance as of December 31, 2022. Interest expense on our floating rate credit facilities is calculated using the interest rate as of December 31, 2022, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2022, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(1.67)%
Base Interest Rate	—%
+100 Basis Points	6.66%
+200 Basis Points	13.32%
+300 Basis Points	19.99%

Item 8.    Financial Statements and Supplementary Data

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of New Mountain Guardian IV BDC, L.L.C.
Opinion on the Consolidated Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets, liabilities and members’ capital of New Mountain Guardian IV, BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedule of investments as of December 31, 2022, the related consolidated statements of operations, changes in members’ capital, cash flows, and financial highlights for the period from May 9, 2022 (commencement of operations) to December 31, 2022, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations, changes in members’ capital, cash flows and the financial highlights for the period from May 9, 2022 (commencement of operations) to December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
March 10, 2023
We have served as the Company’s auditor since 2022.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statement of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)

December 31, 2022
Assets
Non-controlled/non-affiliated investments at fair value (cost of $123,436)	$123,211
Cash and cash equivalents	5,793
Interest and dividend receivable	826
Other assets	130
Total assets	$129,960
Liabilities
Borrowings
BMO Subscription Line	53,700
Deferred financing costs (net of accumulated amortization of $11)	(24)
Net borrowings	53,676
Distribution payable	1,336
Interest payable	363
Incentive fee payable	208
Payable to affiliate	167
Management fee payable	111
Other liabilities	582
Total liabilities	56,443
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 7,525,831 units issued and outstanding	74,684
Accumulated overdistributed earnings	(1,167)
Total members' capital	$73,517
Total liabilities and members' capital	$129,960
Members' capital per unit	$9.77

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statement of Operations
(in thousands, except units and per unit data)

For the period from May 9, 2022 (commencement of operations) to
December 31, 2022
Investment income
Interest income	$3,934
Dividend income	48
Fee income	1,895
Total investment income	5,877
Expenses
Interest and other financing expenses	1,371
Organizational and offering expenses	1,092
Management fee	745
Administrative expenses	646
Professional fees	433
Incentive fee	345
Other general and administrative expenses	119
Total expenses	4,751
Less: management fees waived (See Note 5)	(508)
Net expenses	4,243
Net investment income	1,634
Net change in unrealized depreciation of investments	(225)
Net realized and unrealized losses	(225)
Net increase in members' capital resulting from operations	$1,409
Earnings per unit (basic & diluted)	$0.43
Weighted average common units outstanding - basic & diluted (See Note 11)	3,247,984
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statement of Changes in Members' Capital
(in thousands, except units)

For the period from May 9, 2022 (commencement of operations) to
December 31, 2022
Increase (decrease) in members' capital resulting from operations
Net investment income	$1,634
Net change in unrealized depreciation of investments	(225)
Net increase in members' capital resulting from operations	1,409
Capital transactions
Contributions	74,804
Placement fees	(93)
Distributions declared to unitholders from net investment income	(2,604)
Total net increase in members' capital resulting from capital transactions	72,107
Net increase in members' capital	73,516
Members' capital at the beginning of the period	1
Members' capital at the end of the period	$73,517

Capital unit activity
Units issued	7,525,731
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statement of Cash Flows
(in thousands)

For the period from May 9, 2022 (commencement of operations) to
December 31, 2022
Cash flows from operating activities
Net increase in members' capital resulting from operations	$1,409
Adjustments to reconcile net (increase) decrease in members' capital resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized depreciation of investments	225
Amortization of purchase discount	(167)
Amortization of deferred financing costs	11
Amortization of deferred offering costs	120
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(123,228)
Proceeds from sales and paydowns of investments	109
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	69
Cash paid for purchase of drawn portion of revolving credit facilities	(55)
Cash paid on drawn revolvers	(324)
Cash repayments on drawn revolvers	160
Interest and dividend receivable	(826)
Other assets	(64)
Increase (decrease) in operating liabilities:
Interest payable	363
Incentive fee payable	208
Management fee payable	111
Payable to affiliates	167
Other liabilities	554
Net cash flows used in operating activities	(121,158)
Cash flows from financing activities
Distributions	(1,268)
Net proceeds from issuance of common units	74,804
Proceeds from BMO Subscription Line	135,800
Repayment of BMO Subscription Line	(82,100)
Placement fees paid	(65)
Deferred offering costs paid	(186)
Deferred financing costs paid	(35)
Net cash flows provided by financing activities	126,950
Net increase in cash and cash equivalents	5,792
Cash and cash equivalents at the beginning of the period	1
Cash and cash equivalents at the end of the period	$5,793

Supplemental disclosure of cash flow information
Cash interest paid	$996
Non-cash financing activities:
Distributions declared and payable	$1,336
Accrual for placement fees	28
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
CoreTrust Purchasing Group LLC
Business Services	First lien (2)	SOFR(Q)	+	6.75%	10.84%	09/2022	10/2029	$10,164	$10,017	$10,012	7.70%
iCIMS, Inc.
Software	First lien (2)	SOFR(Q)*	+	3.38% +3.88%/PIK	11.52%	08/2022	08/2028	9,587	9,508	9,504	7.31%
Avalara, Inc.
Software	First lien (2)	SOFR(Q)	+	7.25%	11.83%	10/2022	10/2028	7,954	7,857	7,886	6.07%
Knockout Intermediate Holdings I Inc. (5)
Kaseya Inc.
Software	First lien (2)	SOFR(Q)	+	5.75%	10.33%	06/2022	06/2029	7,798	7,744	7,684	5.91%
Virtusa Corporation
Software	Subordinated	Fixed(S)		7.13%	7.13%	07/2022	12/2028	10,023	7,694	7,653	5.89%
DS Admiral Bidco, LLC
Software	First lien	SOFR(M)	+	7.00%	11.51%	12/2022	12/2029	7,547	7,435	7,434	5.72%
Foundational Education Group, Inc.
Education	Second lien (2)	SOFR(Q)	+	6.50%	11.34%	05/2022	08/2029	6,332	5,442	5,858	4.51%
PPV Intermediate Holdings LLC
Consumer Services	First lien (2)	SOFR(M)	+	5.75%	9.11%	08/2022	08/2029	5,800	5,745	5,687
	First lien (2)(3) - Drawn	SOFR(Q)	+	5.75%	10.31%	08/2022	08/2029	115	114	113
								5,915	5,859	5,800	4.46%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated (2)	SOFR(Q)	+	8.25%	12.93%	07/2022	07/2029	3,150	3,112	3,077
	First lien (2)	SOFR(M)	+	5.75%	10.17%	07/2022	07/2028	2,750	2,724	2,698
								5,900	5,836	5,775	4.44%
Radwell Parent, LLC
Distribution & Logistics	First lien (2)	SOFR(Q)	+	6.75%	11.33%	11/2022	04/2029	5,547	5,465	5,464	4.20%
Project Ruby Ultimate Parent Corp.
Healthcare	First lien (2)	SOFR(M)	+	5.75%	10.07%	08/2022	03/2028	4,988	4,918	4,838	3.72%
IMO Investor Holdings, Inc.
Healthcare	First lien (2)	SOFR(S)	+	6.00%	10.62%	05/2022	05/2029	4,593	4,551	4,547
	First lien (2)(3) - Drawn	SOFR(S)	+	6.00%	10.61%	05/2022	05/2028	104	104	103
								4,697	4,655	4,650	3.58%
Cloudera, Inc.
Software	Second lien	L(M)	+	6.00%	10.38%	10/2022	10/2029	5,500	4,498	4,613	3.55%
Affinipay Midco, LLC
Software	First lien (2)	SOFR(S)	+	5.75%	10.64%	07/2022	06/2028	4,180	4,141	4,138	3.19%
WatchGuard Technologies, Inc.
Software	First lien	SOFR(M)	+	5.25%	9.57%	08/2022	07/2029	3,778	3,661	3,625	2.79%
Foreside Financial Group, LLC
Business Services	First lien (2)	L(M)	+	5.50%	9.88%	05/2022	09/2027	3,614	3,582	3,578	2.75%
Anaplan, Inc.
Software	First lien (2)	SOFR(M)	+	6.50%	10.82%	06/2022	06/2029	3,000	2,972	2,970	2.29%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

DOCS, MSO, LLC
Healthcare	First lien (2)	SOFR(S)	+	5.75%	10.54%	06/2022	06/2028	$3,027	$3,027	$2,944	2.27%
Barracuda Parent, LLC
Software	First lien	SOFR(Q)	+	4.50%	8.59%	05/2022	08/2029	3,000	2,957	2,893	2.23%
Smile Doctors LLC
Healthcare	First lien (2)(3) - Drawn	L(Q)	+	5.75%	10.24%	05/2022	12/2028	2,152	2,132	2,141	1.65%
KWOR Acquisition, Inc.
Business Services	First lien (2)	L(M)	+	5.25%	9.64%	06/2022	12/2028	1,940	1,922	1,922	1.48%
Eisner Advisory Group LLC
Financial Services	First lien (2)	SOFR(M)	+	5.25%	9.69%	05/2022	07/2028	1,933	1,906	1,847	1.42%
Syndigo LLC
Software	Second lien (2)	L(S)	+	8.00%	13.21%	10/2022	12/2028	1,475	1,051	1,381	1.06%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (2)(3) - Drawn	L(Q)	+	6.00%	10.54%	07/2022	12/2027	491	486	486	0.38%
KPSKY Acquisition Inc.
Business Services	First lien (2)(3) - Drawn	P(Q)	+	4.50%	12.00%	06/2022	10/2028	221	219	211	0.16%
Total Funded Debt Investments - United States								$120,763	$114,984	$115,307	88.73%
Funded Debt Investments - United Kingdom
Trident Bidco Limited**
Business Services	First lien (2)	SOFR(Q)	+	5.25%	9.07%	06/2022	06/2029	$3,711	$3,677	$3,631
	First lien (2)	SOFR(Q)	+	5.25%	9.07%	09/2022	06/2029	664	657	649
								4,375	4,334	4,280	3.29%
Total Funded Debt Investments - United Kingdom								$4,375	$4,334	$4,280	3.29%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien	SOFR(M)	+	7.25%	11.48%	12/2022	12/2029	$3,454	$3,402	$3,402	2.62%
Total Funded Debt Investments - Australia								$3,454	$3,402	$3,402	2.62%
Total Funded Debt Investments								$128,592	$122,720	$122,989	94.64%
Equity - United States
Knockout Intermediate Holdings I Inc. (5)
Software	Preferred shares (2)	—		—	—	06/2022	—	789	$779	$763	0.59%
Total Shares - United States									$779	$763	0.59%
Total Shares									$779	$763	0.59%
Total Funded Investments									$123,499	$123,752	95.23%
Unfunded Debt Investments - United States
Radwell Parent, LLC
Distribution & Logistics	First lien (2)(3) - Undrawn	—		—	—	11/2022	04/2028	$416	$(6)	$(3)	(0.00)%
Avalara, Inc.
Software	First lien (2)(3) - Undrawn	—		—	—	10/2022	10/2028	795	(10)	(7)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Foreside Financial Group, LLC
Business Services	First lien (2)(3) - Undrawn	—	—	—	05/2022	09/2027	$222	$(2)	$(2)
	First lien (2)(3) - Undrawn	—	—	—	05/2022	05/2024	521	—	(5)
							743	(2)	(7)	(0.01)%

iCIMS, Inc.
Software	First lien (2)(3) - Undrawn	—	—	—	08/2022	08/2024	2,546	—	—
	First lien (2)(3) - Undrawn	—	—	—	08/2022	08/2028	914	(8)	(8)
							3,460	(8)	(8)	(0.01)%
Affinipay Midco, LLC
Software	First lien (2)(3) - Undrawn	—	—	—	07/2022	06/2028	279	(2)	(3)
	First lien (2)(3) - Undrawn	—	—	—	07/2022	06/2024	587	—	(6)
							866	(2)	(9)	(0.01)%
Knockout Intermediate Holdings I Inc. (5)
Kaseya Inc.
Software	First lien (2)(3) - Undrawn	—	—	—	06/2022	06/2024	476	—	(7)
	First lien (2)(3) - Undrawn	—	—	—	06/2022	06/2029	476	(3)	(7)
							952	(3)	(14)	(0.01)%
Smile Doctors LLC
Healthcare	First lien (2)(3) - Undrawn	—	—	—	05/2022	12/2023	2,843	—	(14)	(0.01)%
IMO Investor Holdings, Inc.
Healthcare	First lien (2)(3) - Undrawn	—	—	—	05/2022	05/2028	444	(5)	(4)
	First lien (2)(3) - Undrawn	—	—	—	05/2022	05/2024	1,096	—	(12)
							1,540	(5)	(16)	(0.01)%
KWOR Acquisition, Inc.
Business Services	First lien (2)(3) - Undrawn	—	—	—	06/2022	06/2024	2,055	—	(20)	(0.02)%
PPV Intermediate Holdings LLC
Consumer Services	First lien (2)(3) - Undrawn	—	—	—	08/2022	08/2029	311	(2)	(6)
	First lien (2)(3) - Undrawn	—	—	—	08/2022	08/2024	775	—	(15)
							1,086	(2)	(21)	(0.02)%
DOCS, MSO, LLC
Healthcare	First lien (2)(3) - Undrawn	—	—	—	06/2022	06/2028	282	—	(8)
	First lien (2)(3) - Undrawn	—	—	—	06/2022	06/2024	1,058	—	(29)
							1,340	—	(37)	(0.03)%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (2)(3) - Undrawn	—	—	—	07/2022	07/2024	4,302	—	(43)	(0.03)%
CoreTrust Purchasing Group LLC
Business Services	First lien (2)(3) - Undrawn	—	—	—	09/2022	09/2024	1,480	—	(22)
	First lien (2)(3) - Undrawn	—	—	—	09/2022	10/2029	1,480	(20)	(22)
							2,960	(20)	(44)	(0.03)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

KPSKY Acquisition Inc.
Business Services	First lien (2)(3) - Undrawn	—	—	—	06/2022	06/2024	$1,553	$—	$(69)	(0.05)%
Sun Acquirer Corp.
Consumer Services	First lien (2)(3) - Undrawn	—	—	—	06/2022	06/2024	5,000	—	(84)	(0.06)%
Fortis Solutions Group, LLC
Distribution & Logistics	First lien (2)(3) - Undrawn	—	—	—	06/2022	06/2024	5,971	—	(140)	(0.11)%
Total Unfunded Debt Investments - United States							$35,882	$(58)	$(536)	(0.42)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3) - Undrawn	—	—	—	12/2022	12/2028	$320	$(5)	$(5)	(0.00)%
Total Unfunded Debt Investments - Australia							$320	$(5)	$(5)	(0.00)%
Total Unfunded Debt Investments							$36,202	$(63)	$(541)	(0.42)%
Total Non-Controlled/Non-Affiliated Investments								$123,436	$123,211	94.81%
Total Investments								$123,436	$123,211	94.81%

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
(4)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2022.
(5)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Kaseya, Inc., a wholly-owned subsidiary of Knockout Intermediate Holdings I, Inc. The preferred equity is entitled to receive cumulative preferential dividends at a rate of 11.75% per annum.
*    All or a portion of interest contains PIK interest.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2022, 5.91% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2022

December 31, 2022
Investment Type	Percent of Total Investments at Fair Value
First lien	81.05%
Second lien	9.62%
Subordinated	8.71%
Equity and other	0.62%
Total investments	100.00%

December 31, 2022
Industry Type	Percent of Total Investments at Fair Value
Software	49.11%
Business Services	23.57%
Healthcare	11.77%
Consumer Services	4.98%
Education	4.75%
Distribution & Logistics	4.32%
Financial Services	1.50%
Total investments	100.00%

December 31, 2022
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	93.17%
Fixed rates	6.83%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C.
December 31, 2022
(in thousands, except unit data)

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
The Company established New Mountain Guardian IV SPV, L.L.C. ("GIV SPV") on July 26, 2022 as a wholly-owned direct subsidiary. The Company established New Mountain Guardian IV Issuer SPV, L.L.C. ("GIV Issuer SPV") on October 28, 2022 as a wholly-owned direct subsidiary. As of December 31, 2022, there were no assets in GIV SPV and GIV Issuer SPV.
The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and opportunistic open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. In some cases, the Company's investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. The Company invests across the capital structure of middle market companies, primarily targeting first lien and unitranche loans and to a lesser extent second lien and passive preferred stock investments where the Investment Adviser has a high degree of conviction in the business. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose the Company to the risks associated with second lien and subordinated loans to the extent we invest in the “last out” tranche. In some cases, our investments may also include equity interests. As of December 31, 2022, the Company's top five industry concentrations were software, business services, healthcare, consumer services and education.

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946"). The Company consolidates its wholly-owned direct subsidiaries GIV SPV and GIV Issuer SPV.
The Company's consolidated financial statements have eliminated all intercompany transactions. The financial results of the Company's portfolio investments are not consolidated in the financial statements. The Company's consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X.
Investments—The Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Company's Consolidated Statement of Assets, Liabilities and Members' Capital at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Company's Consolidated Statement of Operations as "Net change in unrealized appreciation (depreciation) of investments" and realizations on portfolio investments reflected in the Company's Consolidated Statement of Operations as "Net realized gains (losses) on investments".
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

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2022.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the period from May 9, 2022 (commencement of operations) to December 31, 2022, the Company recognized PIK interest from investments of $45, and PIK dividends from investments of $48.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectibility. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of December 31, 2022, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, revolver fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. The

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable. Income received in exchange for the provision of services such as recurring administration services are also recognized as fee income in the period in which it was earned.
Interest and other financing expenses—Interest and other financing fees are recorded on an accrual basis by the Company. See Note 6. Borrowings, for details.
Organizational expenses—Organizational expenses include costs and expenses incurred in connection with the formation and organization of the Company and are expensed as incurred in the Consolidated Statement of Operations. Any organizational and offering expenses paid by the Company in excess of the lesser of $2,500 or 0.50% of the aggregate Capital Commitments will be applied as a reduction to the base management fee paid to the Investment Adviser and cannot be recouped by the Investment Adviser.
Deferred offering costs—The Company's deferred offering costs consists of fees and expenses incurred in connection with the offering of the Company's Units. Upon the issuance of Units, deferred offering costs are then amortized into Organizational and Offering Expenses on the Consolidated Statement of Operations on a straight line basis over a period of 12 months beginning on the date of commencement of operations. Deferred offering costs are included on the Company's Consolidated Statement of Assets, Liabilities and Members' Capital until amortized.
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
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) through December 31, 2022. The 2022 tax year and forward remain subject to examination by the U.S. federal, state, and local tax authorities.
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

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
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
Foreign securities—The accounting records of the Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with "Net change in unrealized appreciation (depreciation) of investments" and "Net realized gains (losses) on investments" in the Company's Consolidated Statement of Operations.
Investments denominated in foreign currencies may be negatively affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. This movement is beyond the control of the Company and cannot be predicted.
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
Note 3. Investments
At December 31, 2022, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$100,860	$99,866
Second lien	10,991	11,852
Subordinated	10,806	10,730
Equity and other	779	763
Total investments	$123,436	$123,211

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$60,274	$60,506
Business Services	29,285	29,035
Healthcare	14,727	14,506
Consumer Services	6,343	6,138
Education	5,442	5,858
Distribution & Logistics	5,459	5,321
Financial Services	1,906	1,847
Total investments	$123,436	$123,211
As of December 31, 2022, the Company had unfunded commitments on revolving credit facilities of $5,939 and no unfunded commitments on bridge facilities. As of December 31, 2022, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $30,263. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of December 31, 2022.
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
The Company's operating results and portfolio companies may be negatively impacted by the COVID-19 pandemic. At the time of this Annual Report on Form 10-K, public health restrictions have been partially or fully lifted throughout most of the United States and globally. However, new variants of COVID-19, challenges regarding distribution, hesitancy and efficacy of COVID-19 vaccines and treatments, and the reintroduction of related advisories and restrictions may prolong the effects of the COVID-19 pandemic. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of our portfolio investments and its financial condition.
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

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2022:

	Total	Level I	Level II	Level III
First lien	$99,866	$—	$6,518	$93,348
Second lien	11,852	—	4,613	7,239
Subordinated	10,730	—	7,653	3,077
Equity and other	763	—	—	763
Total investments	$123,211	$—	$18,784	$104,427

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
The following table summarizes the changes in fair value of Level III portfolio investments for the period from May 9, 2022 (commencement of operations) to December 31, 2022, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2022:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, Fair Value, May 9, 2022 (commencement of operations)	$—	$—	$—	$—	$—
Total gains or losses included in earnings:
Net change in unrealized (depreciation) appreciation of investments	(125)	(836)	760	(33)	(16)
Purchases, including capitalized PIK and revolver fundings	104,812	94,444	6,479	3,110	779
Proceeds from sales and paydowns of investments	(260)	(260)	—	—	—
Fair value, December 31, 2022	$104,427	$93,348	$7,239	$3,077	$763
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(125)	$(836)	$760	$(33)	$(16)
Except as noted in the table above, there were no other transfers in or out of Level I, II, or III during the period from May 9, 2022 (commencement of operations) to December 31, 2022. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2022, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2022, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2022 were as follows:

				Range
Type	Fair Value as of December 31, 2022	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$82,517	Market & income approach	EBITDA multiple	10.0x	38.0x	19.8x
			Revenue multiple	8.0x	17.0x	10.4x
			Discount rate	8.8%	12.5%	10.5%
	10,831	Other	N/A (2)	N/A	N/A	N/A
Second lien	7,239	Market & income approach	EBITDA multiple	14.0x	18.0x	16.0x
			Discount rate	11.2%	12.6%	12.3%
Subordinated	3,077	Market & income approach	EBITDA multiple	23.5x	23.5x	23.5x
			Discount rate	14.8%	14.8%	14.8%
Equity and other	763	Market & income approach	EBITDA multiple	25.0x	25.0x	25.0x
			Discount rate	14.9%	14.9%	14.9%
	$104,427

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
The fair value of the BMO Subscription Line (as defined below) is considered Level III. The following are the principal amount and fair value of the Company’s borrowings as of December 31, 2022. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	December 31, 2022
	Principal Amount	Fair Value
BMO Subscription Line	$53,700	$53,674
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
Note 5. Agreements and Related Parties
The Company entered into an investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser on May 3, 2022. The Investment Management Agreement initially had a term of two years which began on May 3, 2022, and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the board of directors, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's directors who are not parties to this the Investment Management Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services, to the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company.
Pursuant to the Investment Management Agreement, the base management fee is payable quarterly in arrears at an annual rate of 1.15% of the aggregate contributed capital from all unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) as of the last day of the applicable quarter. For the period from the effective date of the Investment Management Agreement through the one-year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement), the base management fee shall be reduced by 50% (for the avoidance of doubt, this results in a management fee rate of 0.575% through May 9, 2023, the one-year anniversary of the Initial Drawdown Date). Because the one-year anniversary of the Initial Drawdown Date occurs on a date other than the last day of a calendar quarter, the management fee shall be prorated for such calendar quarter and calculated based on the number of days in such period up to, and including, the one-year anniversary of the Initial Drawdown Date. The base management fee could be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by the Company or its subsidiaries to a placement agent, any organizational and offering expenses in excess of the lesser $2,500 or 0.50% of the aggregate Capital Commitments and any fund expenses in excess of the Specified Expenses Cap (as defined below).
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

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
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
For the period from May 9, 2022 (commencement of operations) to December 31, 2022, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
c.Third, upon a distribution that results in cumulative distributions exceeding the amounts in clause (a) and (b) above, an incentive fee on capital gains payable to the Investment Adviser equal to 100.0% of the amount of Cumulative Net Realized Gains until the Investment Adviser has received (together with amounts the Investment Adviser has received under Income Incentive Fees) an amount equal to 15.0% of the sum of (i) the cumulative distributions to unitholders made pursuant to clause (b) above, (ii) Income Incentive Fee paid to the Investment Adviser, and (iii) amounts paid to the Investment Adviser pursuant to this clause (c); and

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
d.Thereafter, an incentive fee on capital gains equal to 15.0% of additional undistributed Cumulative Net Realized Gains.
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
Expense Limitation
Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that the Company will not be required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $750,000 and (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate committed capital, and (3) after the end of the Investment Period, 0.40% of the Company's average Members' Capital for the calendar year. Further, if the actual aggregate committed capital of the Company at the end of the Closing Period is less than $750,000, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate committed capital at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. "Specified Expenses" of the Company means all Company Expenses (as defined under "Fund Expenses" in the limited liability company agreement, as amended and restated on June 10, 2022, the "Second A&R LLC Agreement") incurred in the operation of the Company with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined in the Second A&R LLC Agreement) (which are subject to Organizational and Offering Expense Cap), (iv) Placement Fees (as defined in the Second A&R LLC Agreement), (v) interest on and fees and expenses arising out of all Company indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by the Company or its affiliates), and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six (36) months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the period from May 9, 2022 (commencement of operations) to December 31, 2022, there have been no reimbursements from the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the outstanding Units.

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
The following table summarizes the management fees and incentive fees incurred by the Company for the period from May 9, 2022 (commencement of operations) to December 31, 2022:

For the period from May 9, 2022 (commencement of operations) to
December 31, 2022
Management fee	$745
Less: management fee waiver	(508)
Net management fee	237
Incentive fee, excluding accrued incentive fees on capital gains	$433
For the period from May 9, 2022 (commencement of operations) to December 31, 2022, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement"), under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services. The Company will reimburse the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the period from May 9, 2022 (commencement of operations) to December 31, 2022, approximately $494 of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of December 31, 2022, approximately $204 of indirect administrative expenses was included in payable to affiliates.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's directors who are not "interested persons," as that term is defined in Section 2(a)(19) of the 1940 Act (the "Independent Directors"), make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
transaction, including the consideration to be paid, are reasonable and fair to the Company and its unitholders and do not involve overreaching in respect of the Company or its unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's unitholders and is consistent with its then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit the Company to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds do not have an investment in such existing portfolio company, subject to certain conditions.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the "Temporary Relief"), the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continued to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, the Company filed an application to amend its existing Exemptive Order (as defined below) on May 24, 2022, as amended on June 22, 2022. On August 30, 2022, New Mountain Finance Corporation and certain of its affiliates, including the Company, received an Order from the SEC which amended its existing Exemptive Order to permit the Company to continue to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds do not have an investment in such existing portfolio company, subject to certain conditions.
Note 6. Borrowings
BMO Subscription Line—On May 9, 2022, the Company entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (as amended, from time to time, and most recently amended on October 27, 2022, the "BMO Subscription Line"), which allows the Company to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $96,000. All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of the Company's unitholders. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Consolidated Statement of Assets, Liabilities and Members' Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. The BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.
For the period from May 9, 2022 (commencement of operations) to December 31, 2022, interest expense and amortization of financing costs incurred on the BMO Subscription Line were $1,360 and $12, respectively. The weighted average interest rate and effective interest rate on the BMO Subscription Line for the period from May 9, 2022 (commencement of operations) to December 31, 2022 was 6.4% and 6.4%, respectively.
As of December 31, 2022 the outstanding balance on the BMO Subscription Line was $53,700 and the Company was in compliance with the applicable covenants in the BMO Subscription Line on such date.
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

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2022, the Company had unfunded commitments on revolving credit facilities of $5,939, no outstanding bridge financing commitments and other future funding commitments of $30,263. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments.
The Company also has revolving borrowings available under the BMO Subscription Line as of December 31, 2022. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of December 31, 2022 the Company had commitment letters to purchase investments in the aggregate par amount of $33,881, which could require funding in the future.
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

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from March 18, 2022 (inception) to December 31, 2022:

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
April 25, 2022	April 25, 2022	100	$1
May 9, 2022	May 23, 2022	1,599,900	15,999
June 14, 2022	June 29, 2022	358,000	3,580
June 24, 2022	June 29, 2022	500,000	5,000
August 22, 2022	September 6, 2022	1,520,000	15,200
October 28, 2022	November 14, 2022	1,054,331	10,090
December 8, 2022	December 22, 2022	2,493,500	24,935
		7,525,831	$74,805
The following table reflects the distributions declared on the Company's Units for the period from May 9, 2022 (commencement of operations) to December 31, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount
June 27, 2022	June 28, 2022	July 20, 2022	$0.110
September 1, 2022	September 5, 2022	October 20, 2022	0.250
September 28, 2022	September 29, 2022	October 20, 2022	0.120
November 2, 2022	November 13, 2022	January 20, 2023	0.090
December 23, 2022	December 30, 2022	January 20, 2023	0.130
			$0.700
Note 10. Distributions
The Company intends to distribute approximately all of its net investment income on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the period from May 9, 2022 (commencement of operations) to December 31, 2022, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences primarily related to nondeductible expenses were as follows:

For the period from May 9, 2022 (commencement of operations) to
December 31, 2022
Undistributed net investment income	$121
Distributions in excess of net realized gains	—
Contributed capital	(121)

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
For U.S. federal income tax purposes, distributions paid to unitholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the Company for the period from May 9, 2022 (commencement of operations) to December 31, 2022 was estimated to be as follows:

For the period from May 9, 2022 (commencement of operations) to
December 31, 2022
Ordinary income	$2,604
Capital gains	—
Return of capital	—
Total	$2,604
As of December 31, 2022, the costs of investments for the Company for U.S. federal income tax purposes were $123,221.

For the period from May 9, 2022 (commencement of operations) to
December 31, 2022
Tax cost	$123,221
Gross unrealized appreciation on investments	985
Gross unrealized depreciation on investments	(995)
Total investments at fair value	$123,211
As of December 31, 2022, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Consolidated Statement of Assets, Liabilities and Members' Capital by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly and undistributed income.
For the period from May 9, 2022 (commencement of operations) to December 31, 2022, the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

For the period from May 9, 2022 (commencement of operations) to
December 31, 2022
Accumulated capital loss carryforwards	$(10)
Other temporary differences	(1,147)
Undistributed ordinary income	—
Unrealized depreciation	(10)
Total	$(1,167)
The Company is subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year. For the period from May 9, 2022 (commencement of operations) to December 31, 2022, the Company does not expect to incur any excise taxes.

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
The following information is hereby provided with respect to distributions declared during the period from May 9, 2022 (commencement of operations) to December 31, 2022:

For the period from May 9, 2022 (commencement of operations) to
(unaudited)	December 31, 2022
Distributions per share	$0.700
Ordinary dividends(1)	100.00%
Long-term capital gains	—%
Qualified dividend income	—%
Dividends received deduction	—%
Interest-related dividends(2)	66.59%
Qualified short-term capital gains(2)	—%
Return of capital	—%

(1)Ordinary dividends are from the Company's net investment income and net short-term capital gains for the year. This type of dividend is reported as ordinary income. Ordinary dividend distributions from a RIC generally do not qualify for the preferential tax rate on dividend income from domestic corporations and qualified foreign corporations except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.
(2)Interest-related dividends and short-term capital gain dividends received by nonresident aliens and foreign corporations are generally eligible for exemption from U.S. withholding tax in accordance with Sections 871(k) and 881(e) of the Code.
Note 11. Earnings Per Unit
The following information sets forth the computation of basic net increase in the Company's members' capital per unit resulting from operations for the period from May 9, 2022 (commencement of operations) to December 31, 2022:

For the period from May 9, 2022 (commencement of operations) to
December 31, 2022
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$1,409
Denominator for basic & diluted weighted average unit:	3,247,984
Basic & diluted earnings per unit:	$0.43

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the period from May 9, 2022 (commencement of operations) to December 31, 2022.

For the period from May 9, 2022 (commencement of operations) to
December 31, 2022
Per unit data(1):
Members' capital, May 9, 2022 (commencement of operations)	$10.00
Net investment income	0.50
Net realized and unrealized losses(2)	(0.03)
Total net increase	0.47
Distributions declared to unitholders from net investment income	(0.70)
Members' capital, December 31, 2022	$9.77
Total return based on members' capital(3)	4.97%
Units outstanding at end of period	7,525,831
Average weighted Units outstanding for the period	3,247,984
Average members' capital for the period	$31,429
Ratio to average members' capital:
Net investment income(4)	9.88%
Total expenses, before waivers/reimbursements(4)	21.41%
Total expenses, net of waivers/reimbursements(4)	18.92%

Average debt outstanding—BMO Subscription Line	$32,929
Asset coverage ratio	236.90%
Portfolio turnover	0.24%

Capital Commitments	$249,350
Funded Capital Commitments	$74,805
% of Capital Commitments funded	30.00%

(1)Per unit data is based on weighted average units outstanding for the period from May 9, 2022 (commencement of operations) through December 31, 2022 (except for distributions declared to unitholders, which are based on actual rate per unit).
(2)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions which for the period from May 9, 2022 (commencement of operations) to December 31, 2022 was $0.04.
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

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2022
(in thousands, except unit data)
Note 13. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the period ending December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted a rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC rescinded previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While the Company's board of directors has not elected to designate the Investment Adviser as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.
Note 14. Subsequent Events
On January 25, 2023, the Company entered into a Loan and Security Agreement by and among the Company's wholly-owned subsidiary, GIV SPV, as the borrower, the Company as collateral manager, equityholder, and seller, the lenders from time to time party thereto, UBS AG London Branch, as the administrative agent, U.S. Bank Trust Company, National Association, as the collateral agent, and U.S. Bank National Association as the document custodian (the “UBS Credit Facility”).
The UBS Credit Facility will mature on the two-year anniversary of the earlier of either (a) January 25, 2026 or (b) the date of the declaration of the Termination Date (as defined in the Loan and Security Agreement), if not further extended by that date, and has a maximum facility amount of $250.0 million. The UBS Credit Facility bears interest at a rate of SOFR plus 2.85% per annum.
On February 23, 2023, the Company entered into Subscription Agreements with several investors providing for the private placement of the Company's Units and delivered a capital drawdown notice to the Company's investors relating to the sale of 982,500 of the Company's Units for an aggregate offering price of $9,825. The Units were issued to the Company's investors on March 9, 2023. Since the Company commenced operations on May 9, 2022, it has closed on aggregate subscriptions of $282,100.
On February 27, 2023, Shiraz Y. Kajee, Chief Financial Officer and Treasurer, resigned from the Company, effective April 1, 2023. Mr. Kajee's departure is not related to any disagreement relating to the Company's accounting, strategy, management, operations, policies, regulatory matters, or practices (financial or otherwise). Mr. Kajee will remain in his current capacity through his departure on April 1, 2023. The Company has engaged an executive search firm to find its next Chief Financial Officer.
The Company's board of directors will appoint Laura C. Holson as the interim Chief Financial Officer and Treasurer of the Company upon Mr. Kajee's departure, which will become effective April 1, 2023, until the Company completes its search for Mr. Kajee's permanent successor. In addition, Ms. Holson will continue in her role as Chief Operating Officer of the Company. The Investment Adviser believes that its management team, with the overall support of New Mountain Capital, is adequately staffed to support the Company.
On March 2, 2023, the Company's board of directors declared a distribution of $0.175 per Unit, payable on April 20, 2023 to unitholders of record as of March 8, 2023.

The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV BDC, L.L.C. and its consolidated subsidiaries.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2022 (the end of the period covered by this Annual Report on Form 10-K), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic U.S. Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Report of Management on Internal Control Over Financial Reporting
This annual report does not contain an annual report of management's assessment regarding internal control over financial reporting or an attestation report from our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly reporting companies.
(c)Changes in Internal Control Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV BDC, L.L.C. and its consolidated subsidiaries.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Our business and affairs are managed under the direction of our board of directors (our "Board"). Our Board appoints our officers, who serve at the discretion of our Board. Our Board has an audit committee, a nominating and corporate governance committee and a valuation committee and may establish additional committees from time to time as necessary. Our Board consists of five members, three of whom are not "interested persons" of the Company (the "Independent Directors") as that term is defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the "1940 Act"). Our governing documents also give our Board sole authority to appoint directors to fill vacancies that are created either through an increase in the number of directors or due to the resignation, removal or death of any director. There were no legal proceedings of the type described in Item 401(f) of Regulation S-K in the past 10 years against any of our the directors, director nominees, officers, or promoters and none are currently pending. There is no arrangement or understanding between any of our directors or officers pursuant to which they were selected as directors or officers and the Company or any other person or entity.
Directors
Information regarding our Board is set forth below. The directors have been divided into two groups Independent Directors and interested directors. Our interested directors are "interested persons" as defined in Section 2(a)(19) of the 1940 Act. The address for each director is c/o New Mountain Guardian IV BDC, L.L.C., 1633 Broadway, 48th Floor, New York, New York 10019.

Name	Age	Position(s)	Director Since
Independent Directors
Alfred F. Hurley, Jr.	68	Director	2022
David Ogens	68	Director	2022
Rome G. Arnold III	67	Director	2022
Interested Directors
John R. Kline	47	Chairman of the Board of Directors, Chief Executive Officer, President	2022
Adam B. Weinstein	43	Director, Executive Vice President	2022
Executive Officers Who Are Not Directors
Information regarding each of our executive officers who is not a director is as follows:

Name	Age	Position(s)	Officer Since
Joseph W. Hartswell	44	Chief Compliance Officer and Corporate Secretary	2022
Laura C. Holson	37	Chief Operating Officer	2022
Shiraz Y. Kajee	43	Chief Financial Officer and Treasurer	2022
The address for each executive officer is c/o New Mountain, 1633 Broadway, 48th Floor, New York, New York 10019.
Biographical Information
Directors
Each of our directors has demonstrated high character and integrity, superior credentials and recognition in his respective field and the relevant expertise and experience upon which to be able to offer advice and guidance to our management. Each of our directors also has sufficient time available to devote to our affairs, is able to work with the other members of the Board and contribute to our success and can represent the long-term interests of our unitholders as a whole. We have selected our current directors to provide a range of backgrounds and experience to our Board. Set forth below is biographical information for each director, including a discussion of the director's particular experience, qualifications, attributes or skills that led us to conclude, as of the date of this Annual Report on Form 10-K, that the individual should serve as a director, in light of our business and structure.

Independent Directors
Alfred F. Hurley, Jr. has been our director since May 3, 2022. He has also served as a director of NMFC since 2010 and a director of New Mountain Guardian III BDC, L.L.C. and NMF SLF I, Inc. since 2019. From 2016 to 2020, Mr. Hurley served as a director of The Stars Group Inc., a publicly listed technology gaming company, where he served as Lead Director, Chairman of the Compensation Committee, and as a member of the Audit Committee. Following the closing in May 2020 of the merger between Flutter Entertainment and The Stars Group, Inc., Mr. Hurley joined the board of Flutter Entertainment, where he is currently a member of the Remuneration and Nominating Committees. Since 2017, Mr. Hurley has served as a director of Ligado Networks where he serves as the Voting Proxy for the Fortress Investment Group and is a member of the Audit Committee. Since 2018, Mr. Hurley has served as Chairman of TSI Holdings, Inc. Mr. Hurley is a member of TSI’s Audit Committee and is Chairman of the Compensation Committee. Since 2014, Mr. Hurley has been the sole member of a consulting business, Alfred F. Hurley, Jr. & Company, LLC. From 2013 to 2020, Mr. Hurley was a member of the board of directors of Datasite, where he served as Chairman of the Compensation and Human Resources Committee and as a member of the Audit Committee until the sale of the company in December 2020. Furthermore, Mr. Hurley served as Vice Chairman at Emigrant Bank and Emigrant Bancorp (collectively, the "Bank") from 2007 and 2009, respectively, until 2012. He also served as a Consultant to the Bank during 2013. In addition, Mr. Hurley served as Chairman of the Bank's Credit and Risk Management Committee from 2008 to 2012 and as Acting Chief Risk Officer from 2009 to 2012. Before joining the Bank, Mr. Hurley was the Chief Executive Officer of M. Safra & Co., a private money management firm, from 2004 to 2007. Prior to joining M. Safra & Co., Mr. Hurley worked at Merrill Lynch ("ML") from 1976 to 2004. His most recent management positions included serving as Senior Vice President of ML & Co. and Head of Global Private Equity Investing, Managing Director and Head of Japan Investment Banking and Capital Markets, Managing Director and Co-Head of the Global Manufacturing and Services Group, and Managing Director and Head of the Global Automotive Aerospace and Transportation Group. As part of the management duties described above, he was a member of the Corporate and Institutional Client Group ("CICG") Executive Committee which had global responsibility for the firm’s equity, debt, investment banking and private equity businesses, a member of the Japan CICG Executive Committee, and a member of the Global Investment Banking Management and Operating Group Committees. Mr. Hurley graduated from Princeton University with a Bachelor of Arts ("B.A" or "A.B.") in History, cum laude.
Mr. Hurley brings his experience in risk management as well as his experience in the banking and money management industries to our Board. This background positions Mr. Hurley well to serve as our director.
David Ogens has been our director since May 3, 2022. He has also served as a director of NMFC since 2010 and a director of New Mountain Guardian III BDC, L.L.C. and NMF SLF I, Inc. since 2019. From 2019 to 2022, Mr. Ogens served as the CEO and as a Director of HealthBridge LLC. HealthBridge LLC. provides remote patient monitoring and chronic care management services for patients with chronic diseases in their home environment. From 2011 to 2019, Mr. Ogens was the President and a Director of Med Inc., a company that provided complex rehabilitation services to patients with serious muscular/neuro diseases. Previously, Mr. Ogens served as Senior Managing Director and Head of Investment Banking at Leerink Swann LLC, a specialized healthcare investment bank focused on emerging growth healthcare companies, from 2005 to 2009. Prior to serving at Leerink Swann LLC, Mr. Ogens was Chairman and Co-Founder of SCS Financial Services, LLC, a private wealth management firm. Before co-founding SCS Financial Services, LLC in 2002, Mr. Ogens was a Managing Director in the Investment Banking Division of Goldman, Sachs & Co, where he served as a senior investment banker and a head of the High Technology Investment Banking Group. Mr. Ogens received his A.B. and Master of Business Administration ("M.B.A.") from the University of Virginia.
Mr. Ogens brings his experience in wealth management and investment banking, including experience with debt issuances, as well as industry-specific expertise in the healthcare industry to our Board. This background positions Mr. Ogens well to serve as our director.
 Rome G. Arnold III has been our director since May 3, 2022. He has also served as a director of NMFC since 2017 and a director of New Mountain Guardian III BDC, L.L.C. since 2019. Since January 2017, Mr. Arnold has served as a Senior Advisor at Rose and Co., a financial-technology startup company with a focus on digital media. From January 2012 through August 2016, Mr. Arnold was a Managing Director at UBS Securities in their Energy Group, serving as the Head of Oil Field Services. In addition, Mr. Arnold currently serves as a director of Forbes Energy Services Ltd., an independent oilfield services contractor. Mr. Arnold received his B.A., cum laude, in Psychology and History of Art from Yale College. He received his M.B.A. from Harvard Business School, with High Distinction (Baker Scholar).
Mr. Arnold brings his vast experience in investment banking and energy focus to our Board. This background positions Mr. Arnold well to serve as our director.
Interested Directors
 John R. Kline has been our chief executive officer since January 2023 and our president and chairman of the board of directors since May 3, 2022. Mr. Kline has also served as chief executive officer of NMFC, New Mountain Guardian III BDC, L.L.C. and NMF SLF I, Inc. since January 2023. Mr. Kline also serves as a Managing Director of New Mountain Capital, a director of NMFC since November 2019 and, the chairman of the board of directors of New Mountain Guardian III BDC, L.L.C. and NMF SLF I, Inc. since 2019. He previously served as Chief Operating Officer of NMFC, New Mountain Guardian III BDC, L.L.C. and NMF SLF I, Inc. from 2019 to February 2022. Prior to joining New Mountain Capital in 2008, he worked at GSC Group Inc. ("GSC") from 2001 to 2008 as an investment analyst and trader for GSC Group Inc.'s control distressed and corporate credit funds. From 1999 to 2001, Mr. Kline was with Goldman, Sachs & Co. where he worked in the Credit Risk Management and Advisory Group. He currently serves as a director of UniTek Global Services, Inc. Mr. Kline received an A.B. degree in History from Dartmouth College.
Mr. Kline's depth of experience in managerial operational positions in investment management and financial services and as a member of other corporate boards of directors, as well as his intimate knowledge of our business and operations, provides our Board valuable industry- and company-specific knowledge and expertise.
Adam B. Weinstein has been our director since May 3, 2022 and has served as our executive vice president since May 3, 2022. Mr. Weinstein also serves as a Managing Director and Chief Financial Officer of New Mountain Capital and has been in various roles since joining in 2005. Additionally, Mr. Weinstein serves as executive vice president, chief administrative officer and director of NMFC and executive vice president of New Mountain Guardian III BDC, L.L.C. and NMF SLF I, Inc. Prior to joining New Mountain Capital in 2005, Mr. Weinstein was a Manager at Deloitte & Touche LLP and worked in that firm's merger and acquisition and private equity investor services areas. He also currently serves as a director of Bellerophon Therapeutics Inc., Great Oaks Foundation and Victory Education Partners. Mr. Weinstein sits on a number of boards of directors for professional and non-profit organizations. Mr. Weinstein received his B.S. from Binghamton University, is a member of the AICPA and is a New York State Certified Public Accountant.
Mr. Weinstein brings his industry-specific expertise and background in accounting to our board of directors. This background positions Mr. Weinstein well to serve as our director.
Executive Officers Who Are Not Directors
Joseph W. Hartswell has been our Chief Compliance Officer and Corporate Secretary since May 3, 2022. Mr. Hartswell has also served as Chief Compliance Officer and corporate secretary of NMFC, New Mountain Guardian III BDC, L.L.C. and NMF SLF I, Inc. since March 2022. Since 2015, Mr. Hartswell has served as a Managing Director and the Chief Compliance Officer of New Mountain Capital. Prior to New Mountain, Mr. Hartswell was the Chief Compliance Officer for Mount Kellett Capital Management LP, a global investment firm focused on distressed, special situations and opportunistic investing. Prior to joining Mount Kellett, Mr. Hartswell was a Director, Asset Management Financial Services Regulatory Practice for PricewaterhouseCoopers LLP ("PwC") where he assisted with the development of compliance programs for hedge funds, private equity funds, venture capital funds, registered investment companies, separate accounts and business development companies. Prior to PwC, Mr. Hartswell was a Vice President and Deputy Chief Compliance Officer for AIG Investments where he assisted with strategies and operational planning for a global asset manager and its SEC registered investment advisers and served as the designated Chief Compliance Officer for products registered under the Investment Company Act of 1940. Prior to AIG Investments, Mr. Hartswell was a Securities Compliance Examiner for the U.S. Securities and Exchange Commission. Mr. Hartswell holds a Bachelor of Science ("B.S.") in Finance and International Business from the University of Maryland and is a CFA charterholder.
Shiraz Y. Kajee has been our chief financial officer and treasurer since May 3, 2022. Since joining the Investment Adviser in 2015, Mr. Kajee has served as chief financial officer of NMFC. Mr. Kajee also serves as chief financial officer and treasurer of New Mountain Guardian III BDC, L.L.C. and NMF SLF I, Inc. Prior to joining the Investment Adviser, Mr. Kajee was the Head of U.S. Finance at Man Investments from 2012 to 2015, where he was responsible for the accounting, tax and treasury functions for the U.S. operations of Man Group plc, a United Kingdom based alternative asset manager. From 2010 to 2012, Mr. Kajee was a Vice President of Private Wealth Finance at Goldman, Sachs & Co. and from 2006 to 2010 was a Senior Vice President of Corporate Loans Finance at Citigroup Inc. Mr. Kajee began his career at Ernst & Young LLP within their Financial Services Office Assurance practice. Mr. Kajee received both his Master of Science ("M.S.") in Accounting and a B.B.A. in Finance from Baruch College-City University of New York. He is a New York State Certified Public Accountant and a Chartered Global Management Accountant.
Laura C. Holson has been our Chief Operating Officer since May 3, 2022. Ms. Holson has also served as Chief Operating Officer of NMFC, New Mountain Guardian III BDC, L.L.C. and NMF SLF I, Inc. since March 2022. Since joining New Mountain Capital in 2009, Ms. Holson has worked on both the private equity and credit deal teams. In 2017, Ms. Holson was named Head of Capital Markets; in this capacity, she managed the Firm’s financing activities and relationships across its various product lines. Before joining New Mountain, Ms. Holson worked in Healthcare Investment Banking at Morgan Stanley in New York. Ms. Holson received a B.S. in Economics with concentrations in Finance and Marketing from The Wharton School, University of Pennsylvania, where she graduated magna cum laude.

Our Board has adopted a code of ethics that applies to our executive officers, which forms part of our broader compliance policies and procedures. See Item 1. Business—Compliance Policies and Procedures in this Annual Report on Form 10-K.
The Board met four times throughout 2022 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2022.
Audit Committee
The audit committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The audit committee's responsibilities include selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings and receiving our audit reports and financial statements. The audit committee has also established guidelines and makes recommendations to our Board regarding the valuation of our investments. The audit committee is responsible for aiding our Board in determining the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available. The Board and the audit committee may utilize the services of nationally recognized third-party valuation firms to help determine the fair value of material assets. The audit committee is composed of Messrs. Hurley, Ogens and Arnold. Mr. Arnold serves as Chairman of the audit committee. Our Board has determined that Alfred F. Hurley, Jr., David Ogens and Rome G. Arnold III are "audit committee financial experts" as that term is defined under Item 407 of Regulation S-K, as promulgated under the 1934 Act. All audit committee members meet the current independence and experience requirements of Rule 10A-3 of the 1934 Act.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires directors, certain officers and ten percent stockholders to file reports of ownership and changes in ownership with the SEC. Based upon a review of filings with the SEC, we believe that all reports for our officers, directors and ten percent stockholders that were required to be filed under Section 16 of the Exchange Act were timely filed for 2022.
Code of Ethics
We and the Investment Adviser have adopted the Code of Ethics and the Adviser's Code of Ethics, each of which establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us so long as such investments are made in accordance with the code's requirements. You may read the Code of Ethics on the SEC's website at www.sec.gov.
Nomination of Directors
There have been no material changes to the procedures by which unitholders may recommend nominees to our Board implemented since the filing of Amendment No.1 to our Registration Statement on Form 10.

Item 11.    Executive Compensation
Compensation of Executive Officers
We do not currently have any employees and do not expect to have any employees. Services necessary for our business, including such services provided by our executive officers, are provided by individuals who are employees of the Investment Adviser, pursuant to the terms of our Investment Management Agreement, or through the Administration Agreement. Therefore, our day-to-day investment operations are managed by the Investment Adviser, and most of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Investment Adviser.
None of our executive officers receive direct compensation from us. We reimburse the Administrator for expenses incurred by it on our behalf in performing its obligations under the Administration Agreement, including the compensation of our chief financial officer and chief compliance officer, and their respective staff. Certain of our executive officers, through their ownership interest in or management positions with the Investment Adviser, may be entitled to a portion of any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of our Investment Management Agreement, less expenses incurred by the Investment Adviser in performing its services under our Investment Management Agreement. The Investment Adviser may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to our executive officers in addition to their ownership interest.
Compensation of Directors
The following table sets forth compensation of our directors for the period from May 9, 2022 (commencement of operations) to December 31, 2022.

Name	Fees Earned or Paid in Cash	All Other Compensation(2)	Total
Interested Directors(1)
John R. Kline	$—	$—	$—
Adam B. Weinstein	$—	$—	$—
Independent Directors
Alfred F. Hurley, Jr.	$21,813	$—	$21,813
David Ogens	$22,563	$—	$22,563
Rome G. Arnold III	$23,031	$—	$23,031

(1)No compensation will be paid to directors who are "interested persons," as that term is defined in the 1940 Act.
(2)We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.
Each of our Independent Directors receive an annual retainer fee of $25,000, if the director attends at least 75% of the meetings held during the previous year. In addition, Independent Directors receive $625 for each regularly scheduled board meeting and $250 for each special board meeting that they participate in. We also reimburse Independent Directors for all reasonable out-of-pocket expenses incurred in connection with participating in each board meeting. For the period from May 9, 2022 (commencement of operations) to December 31, 2022, out-of-packet expenses reimbursed were $240.
With respect to each audit committee meeting not held concurrently with a board meeting, Independent Directors are reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in such audit committee meeting. In addition, the chairman of the audit committee receives an annual retainer of $1,875, the chairman of the nominating and corporate governance committee receives an annual retainer of $250 and the chairman of the valuation committee receives an annual retainer of $1,250.
Compensation Committee
We currently do not have a compensation committee.
Compensation Committee Interlocks and Insider Participation
During fiscal year 2022, none of our executive officers served on the Board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board. No executive officer or member of the Board participated in deliberations of the Board concerning executive officer compensation. No member of the Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report
Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth, as of March 10, 2023, the beneficial ownership of each current director, our executive officers, each person known to us to beneficially own more than 5% of the outstanding Units, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 8,508,331 Units outstanding as of March 10, 2023. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the Units. Ownership information for those persons who beneficially own more than 5% of our Units is based upon filings by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such Units. Unless otherwise indicated, the address of all executive officers and directors is c/o New Mountain Guardian IV BDC, L.L.C., 1633 Broadway, 48th Floor, New York, New York 10019.

Name	Type of Ownership	Number of Units Owned	Percentage
Interested Directors
John R. Kline	—	—	—%
Adam B. Weinstein	—	—	—%
Independent Directors
Alfred F. Hurley, Jr.	—	—	—%
David Ogens	—	—	—%
Rome G. Arnold III	—	—	—%
Executive Officers Who Are Not Directors
Robert A. Hamwee	—	—	—%
Joseph W. Hartswell	—	—	—%
Laura C. Holson	—	—	—%
Shiraz Y. Kajee	—	—	—%
All Directors and Executive Officers as a Group (8 persons)	—	—	—%

Five-Percent Unitholders
New Mountain Guardian Investments IV, L.L.C.(1)	Record	3,000,000	35.26%
LSR – Pension Fund for State Employees (aka Lifeyrissjodur Starfs Manna Rikisins Division A)(2)	Record	1,213,479	14.26%
Pontus Holdings Ltd.(3)(4)	Record	900,000	10.58%
CCLF SPV LLC(5)	Record	750,000	8.81%
The Metropolitan Museum of Art(6)	Record	617,972	7.26%
DCM Investments LP - NMG IV(7)	Record	555,000	6.52%

(1)The address of New Mountain Guardian Investments IV, L.L.C. is 1633 Broadway, 48th Floor, New York, NY 10019.
(2)The address of LSR – Pension Fund for State Employees (aka Lifeyrissjodur Starfs Manna Rikisins Division A) is Engjateigur II, 105 Reykjavik, Iceland.
(3)The address of Pontus Holdings Ltd. is Clarendon House, 2 Church Street Hamilton, Bermuda HM11.
(4)Pontus Holdings Ltd. directly holds 900,000 Units. Aguila Ltd. is the controlling shareholder of Pontus Holdings Ltd. Eagle Holdings LLC is the sole shareholder of Aguila Ltd. Eagle PTC Ltd., in its capacity as trustee shareholder, directly controls Eagle Holdings LLC, and in turn Eagle PTC Ltd. is controlled by its board of directors which consists of Alec Anderson, Helen Cooper, Craig MacIntyre and Carlos Perez.
(5)The address of CCLF SPV LLC is c/o UMB Fund Services, Inc. 235 West Galena Street, Milwaukee, Wisconsin 53212.
(6)The address of the Metropolitan Museum of Art is 1000 5th Ave, New York, NY 10028.
(7)The address of DCM Investments LP - NMG IV is 2800 Ponce de Leon Blvd, 15th Floor, Coral Gables, FL 33134.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons
Investment Management Agreement; Administration Agreement
We have entered into the Investment Management Agreement with our Investment Adviser pursuant to which we pay management fees and incentive fees to the Investment Adviser, and we have entered into the Administration Agreement with the Administrator pursuant to which we make payments equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement.
The Investment Management Agreement and the Administration Agreement were approved by our Board at the initial board meeting. The Investment Management Agreement and Administration Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment, see "Item 1A. Risk Factors—Certain General Risks of an Investment in our Units—Role of New Mountain and its Professionals; No Dedicated Investment Team" in this Annual Report on Form 10-K. Notwithstanding the foregoing, each of the Investment Management Agreement and the Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days' written notice, provided, that, such termination will be directed or approved by the vote of a majority of our outstanding voting securities, by the vote of our directors, or by the Investment Adviser or Administrator (as applicable). If the Investment Management Agreement is terminated according to this paragraph, we will pay the Investment Adviser a pro-rated portion of the management fee.
Our board of directors initially approved the Investment Management Agreement with the Investment Adviser on May 3, 2022. The Investment Management Agreement had a term of two years which began on May 3, 2022. On January 24, 2023, our board of directors held a board meeting to consider the re-approval of our Investment Management Agreement. In its consideration of the reapproval of the Investment Management Agreement, our board of directors focused on information they had received relating to, among other things
•the nature, extent and quality of advisory and other services provided by the Investment Adviser, including information about our investment performance relative to our stated objectives and in comparison to our performance peer group and relevant market indices, and concluded that such advisory and other services are satisfactory and our investment performance is reasonable;
•the experience and qualifications of the personnel providing such advisory and other services, including information about the backgrounds of the investment personnel, the allocation of responsibilities among such personnel and the process by which investment decisions are made, and concluded that the investment personnel of the Investment Adviser have extensive experience and are well qualified to provide advisory and other services to us;
•the current fee structure, the existence of any fee waivers, and our anticipated expense ratios in relation to those of other investment companies having comparable investment policies and limitations, and concluded that the current fee structure is reasonable;
•the advisory fees charged to us by the Investment Adviser and comparative data regarding the advisory fees charged by other investment advisers to BDCs with similar investment objectives, and concluded that the advisory fees charged to us by the Investment Adviser are reasonable;
•the direct and indirect costs, including for personnel and office facilities, that are incurred by the Investment Adviser and its affiliates in performing services for us and the basis of determining and allocating these costs, and concluded that the direct and indirect costs, including the allocation of such costs, are reasonable;
•the total of all assets managed by the Adviser, as well as total number of investment companies and other clients serviced by the Adviser and possible economies of scale arising from our size and/or anticipated growth, and the extent to which such economies of scale are reflected in the advisory fees charged to us by the Investment Adviser, and concluded that some economies of scale may be possible in the future;
•other possible benefits to the Investment Adviser and its affiliates arising from their relationships with us, and concluded that any such other benefits were not material to the Investment Adviser and its affiliates; and
•possible alternative fee structures or bases for determining fees and the possibility of obtaining similar services from other third party service providers, and concluded that our current fee structure and bases for determining fees are satisfactory.
Based on the information reviewed and the discussions detailed above, our board of directors, including a majority of the Independent Directors, concluded that the fees payable to the Investment Adviser pursuant to the Investment Management Agreement were reasonable, and comparable to the fees paid by other management investment companies with similar investment objectives, in relation to the services to be provided. As a result, our board of directors re-approved the Investment Management Agreement for a period of 12 months commencing on March 1, 2023. Our board of directors did not assign relative weights to the above factors or the other factors considered by it. Individual members of our board of directors may have given different weights to different factors.
Trademark License Agreement
We have entered into a Trademark License Agreement with New Mountain Capital, pursuant to which New Mountain Capital will agree to grant us a non-exclusive, royalty-free license to use the "New Mountain Capital" names under the Trademark License Agreement, subject to certain conditions, we, the Investment Adviser and the Administrator will have a right to use the "New Mountain Capital" names, for so long as the Investment Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the "New Mountain Capital" name.
Potential Conflicts of Interest
Valuation Matters
Most of our portfolio investments are made in the form of securities that are not publicly traded. As a result, the Board determines the fair value of these securities in good faith. In connection with this determination, investment professionals from the Investment Adviser may provide the Board with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each company in which such portfolio investments are made or the issuers of such portfolio investments (the "Portfolio Companies"). The participation of the Investment Adviser's investment professionals in our valuation process, and the indirect pecuniary interest in the Investment Adviser by a member of the Board, could result in a conflict of interest as the Investment Adviser's management fee and incentive fees are based, in part, on the value of our assets.
Incentive Fees
The existence of incentive fees may create an incentive for the Investment Adviser to make riskier or more speculative investments on our behalf than would be the case in the absence of such performance-based compensation, although the commitment of capital by New Mountain Capital, L.L.C. ("New Mountain") professionals to us should somewhat reduce this incentive.
In addition, the manner in which the Investment Adviser's entitlement to incentive fees is determined may result in a conflict between its interests and the interests of unitholders with respect to the sequence and timing of disposals of investments. For example, the ultimate beneficial owners of the Investment Adviser are generally subject to U.S. federal and local income tax (unlike certain of the unitholders). The Investment Adviser may be incentivized to operate the company, including to hold and/or sell investments, in a manner that takes into account the tax treatment of its incentive fees. Investors should note in this regard that recently enacted tax reform legislation relating to the taxation of carried interest provide for a lower capital gains tax rate in respect of investments held for at least three years. While the Investment Adviser generally intends to seek to maximize pretax returns for the company as a whole, the Investment Adviser may nonetheless be incentivized, for example, to hold investments longer to ensure long-term capital gains treatment and/or realize investments prior to any change in law that results in a higher effective income tax rate on its incentive fees.
Other Fees
The Investment Adviser or its affiliates may from time to time receive compensation from a company in which we hold a portfolio investment, including monitoring fees, financial arranging services, loan administration or servicing, break-up fees, directors' fees and/or other similar advisory fees (collectively, "Transaction Fees"). To the extent the Investment Adviser or its affiliates receive any transaction fees, the base management fee (and, if necessary, the incentive fee) shall be reduced by the allocable portion of such fees attributable to us, as determined pro rata based on the amount of capital committed to the relevant portfolio investment by us, any other funds or accounts managed by the Investment Adviser and its affiliates and/or any account owned or controlled by the Investment Adviser or an affiliate. Transaction fees shall not include any salary, benefits, directors' fees, stock options and other compensation granted or paid by Portfolio Companies to (i) senior advisors for serving in Portfolio Company roles (and New Mountain may reduce the compensation paid by the manager to senior advisors who serve in Portfolio Company roles) or (ii) other New Mountain personnel in respect of services performed in an executive management role at a Portfolio Company during a period in which such other personnel was not an employee of New Mountain.
Moreover, New Mountain and its personnel can be expected to receive certain intangible and/or other benefits and/or perquisites arising or resulting from their activities on our behalf which will not be subject to the management fee offset or otherwise shared with us, our unitholders and/or the Portfolio Companies. For example, airline travel or hotel stays incurred as Company expenses typically result in "miles" or "points" or credit in loyalty/status programs, and such benefits and/or amounts will, whether or not de minimis or difficult to value, inure exclusively to New Mountain and/or such personnel (and not us, our unitholders and/or the Portfolio Companies) even though the cost of the underlying service is borne by us and/or the Portfolio Companies.
Allocations of Investment Opportunities
The Investment Adviser and its affiliates may also manage other accounts in the future that may have investment mandates that are similar, in whole and in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other accounts. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures.
It is the policy of the Investment Adviser to allocate investment opportunities to us and to any other accounts on a fair and equitable basis, to the extent practicable and in accordance with our or other accounts' applicable investment strategies, over a period of time, in each case, in accordance with the Investment Adviser's allocation policy.
In respect of certain investments where terms other than price are subject to negotiation, we are only able to co-invest with other accounts in accordance with the terms of the exemptive order issued by the SEC on October 8, 2019, as amended on August 30, 2022 (the "Exemptive Order"), which superseded a prior order issued on December 18, 2017, and which requires, among other things, the consent of the Board and the board of any other BDC participating in the transaction.
In particular, we will only be able to participate in co-investment opportunities where in accordance with the terms of the Exemptive Order granted by the SEC or where the only term being negotiated is price. Similarly, we will be restricted in our ability to dispose of certain investments in Portfolio Companies. As a result, we may be forced to forgo certain investment or disposition opportunities that would otherwise be attractive for us to the extent co-investment is not permitted under the 1940 Act.
Where the terms of the Exemptive Order relief granted by the SEC are met, including consent of the Board and the board of any other BDC participating in the transaction, or in respect of investment opportunities where the only term negotiated is price, we may typically invest alongside other accounts in accordance with the terms of the Investment Adviser's allocation policy.
The Investment Adviser has no obligation to purchase or sell a security for, enter into a transaction on behalf of, or provide an investment opportunity to, the company or other accounts solely because the Investment Adviser or its affiliates purchase or sell the same security for, enters into a transaction on behalf of, or provide an opportunity to, another account or the company if, in its reasonable opinion, such security, transaction or investment opportunity does not appear to be suitable, practicable or desirable for us or the other account.
Co-Investments
The Investment Adviser and its affiliates may, from time to time, subject to applicable law and conditions of the Investment Adviser's Exemptive Order for co-investment under the 1940 Act, offer one or more unitholders or investors in other accounts and/or other third-party investors the opportunity to co-invest with us in particular investments, including through one or more co-mingled funds designed for co-investment with us. Except as otherwise agreed with any individual unitholders, the Investment Adviser and its affiliates are not obligated to arrange co-investment opportunities, and no unitholders will be obligated to participate in such an opportunity. The Investment Adviser and its affiliates have sole discretion as to the amount (if any) of a co-investment opportunity that will be allocated to particular unitholders or vehicles in which unitholders participate and may allocate co-investment opportunities instead to investors in other accounts or to third parties. The Investment Adviser or its affiliates may receive fees and/or allocations from co-investors, which may differ as among co-investors (and certain co-investors or co-investment vehicles may not be charged any fees), and also may differ from the fees borne by us.
Allocation of Personnel
The Investment Adviser shall cause its personnel to devote such time as shall be reasonably necessary to conduct our business affairs in an appropriate manner. New Mountain personnel, including those responsible for our affairs, have commitments to, and may work on other projects unrelated to, us, including the other New Mountain products contemplated herein. Such personnel may also (i) serve as members of the boards of directors of various public and private companies other than Portfolio Companies and retain fees for such services for such person's own account, (ii) engage in such civic, trade association (or similar organization), industry and charitable activities as such person shall choose, (iii) conduct and manage such person's personal and family investment and related activities and (iv) engage in any other activities not prohibited by the Second Amended and Restated Limited Liability Company Agreement. Conflicts may arise as a result of such other activities and in allocating management time services and functions. The possibility exists that such companies could engage in transactions which would be suitable for us, but in which we might be unable to invest. See also "Item 1A. Risk Factors—Certain General

Risks of an Investment in our Units—Role of New Mountain and its Professionals; No Dedicated Investment Team" in this Annual Report on Form 10-K.
Conflicts Related to Portfolio Investments
Officers, employees and senior advisors of New Mountain may serve, and certain unitholders may serve, as directors of certain portfolio investments and, in that capacity, will be required to make decisions that consider the best interests of such portfolio investment and its shareholders. In certain circumstances, for example in situations involving bankruptcy or near-insolvency of a Portfolio Company, actions that may be in the best interest of the portfolio investment may not be in our best interests, and vice versa. Accordingly, in these situations, there will be conflicts of interest between such individual's duties as an officer or employee of New Mountain, or as a unitholder, and such individual's duties as a director of the Portfolio Company. A Portfolio Company may enter into transactions with another Portfolio Company or a portfolio company of another New Mountain product. If an issuer in which the company and a New Mountain-managed or sponsored fund or other investment vehicle hold different classes of securities encounters financial problems, decisions over the terms of any workout will raise conflicts of interest (including conflicts over proposed waivers and amendments to debt covenants and other terms).
Diverse Unitholder Group
The unitholders are expected to be based in a wide variety of jurisdictions and take a wide variety of forms. The unitholders may have conflicting regulatory, investment, tax and other interests with respect to their investments in us. The conflicting interests of individual unitholders with respect to other unitholders and relative to investors in other investment vehicles may relate to or arise from, among other things, the nature of portfolio investments made by us and other such partnerships, the selection, structuring, acquisition and management of portfolio investments, the timing of disposition of portfolio investments, internal investment policies of the Investment Adviser and unitholders and target risk/return profiles of unitholders. As a consequence, conflicts of interest may arise in connection with the decisions made by the Investment Adviser, including with respect to the nature or structuring of portfolio investments that may be more beneficial for one investor than for another investor, especially with respect to investors' individual tax situations. In addition, we may make portfolio investments which have a negative impact on related investments made by the unitholders in separate transactions. In selecting and structuring portfolio investments appropriate for us, the Investment Adviser will generally consider our investment and tax objectives and our unitholders as a whole, and not the investment, tax or other objectives of any unitholder individually. In addition, certain unitholders may also be limited partners in other New Mountain funds, including co-investment vehicles that may invest alongside us in one or more investments. It is also possible that we or our Portfolio Companies may be counterparties (such counterparties dealt with on an arm's-length basis) or participants in agreements, transactions, or other arrangements with a unitholder or an affiliate of a unitholder. Such unitholders described in the previous two sentences may therefore have different information about New Mountain and us than unitholders not similarly positioned.
Certain unitholders have representatives on the advisory committee. The advisory committee has a role in certain matters regarding the company, including with respect to certain conflicts of interest, in each case as provided in the Second Amended and Restated Limited Liability Company Agreement. Members of the advisory committee may have various business and other relationships with New Mountain and its affiliates (and may be investors in, and/or serve on similar committees of other New Mountain funds or arrangements, including those engaged in transactions with us). The presence of these other relationships may influence their decisions as members of the advisory committee.
Joint Venture Partners
In certain instances, the Investment Adviser may seek to make portfolio investments involving one or more joint venture partners, and joint venture partners and other third parties may co-invest with us with respect to certain investments. There can be no assurance that New Mountain's relationship with any existing joint venture partners will continue or that suitable joint venture partners will be found with respect to our investments. To the extent a dispute arises between New Mountain and such joint venture partners, our portfolio investments relating thereto may be affected.
Investments by New Mountain Principals and Employees in Us and Other Accounts
The New Mountain principals and employees may choose to personally invest, directly and/or indirectly, in us. Investments by the New Mountain principals and employees in us could incentivize the principals and employees to increase or decrease our risk profile.
Investments in Securities by Adviser Personnel
The New Mountain Code of Ethics places restrictions on personal trades by employees, including that they disclose their personal securities holdings and transactions to New Mountain on a periodic basis, and requires that employees pre-clear certain types of personal securities transactions. The Investment Adviser, its affiliates and their respective employees may give advice or take action for their own accounts that may differ from, conflict with or be adverse to advice given or action taken for us.

Investments in Debt Obligations of Issuers
Issuers of debt obligations in which we invests may agree to pay for some expenses that would otherwise be expenses of the Investment Adviser, including, without limitation, administrative and overhead expenses. While the Investment Adviser will act in a manner consistent with its fiduciary duties to us, payments of such expenses by such issuers may present a conflict of interest.
Allocation of Expenses Among Accounts and Co-Investors
The Investment Adviser seeks to fairly allocate expenses among the accounts, including the company, and any co-investors. Generally, accounts and co-investors that own an investment share in expenses related to such investment, including expenses originally charged solely to any account. However, it is not always possible or reasonable to allocate or re-allocate expenses to a co-investor, depending upon the circumstances surrounding the applicable investment (including the timing of the investment) and the financial and other terms governing the relationship of the co-investor to the accounts with respect to the investment, and, as a result, there may be occasions where co-investors do not bear a proportionate share of such expenses. In addition, where a potential investment is contemplated but ultimately not consummated, potential co-investors generally will not share in any expenses related to such potential investment, including expenses borne by any account with respect to such potential investment. Similarly, there may be circumstances when New Mountain has considered a potential equity investment in a portfolio company on behalf of an account, has determined not to make such equity investment and a debt investment is eventually made in such portfolio company by the credit funds, NMFC, the Company or other investment vehicles sponsored by New Mountain. In these circumstances, the credit funds, NMFC, the Company or such other vehicles may benefit from research by New Mountain's investment team and/or from costs borne by the applicable account in pursuing the potential portfolio investment, but will not be required to reimburse such account for expenses incurred in connection with such investment.
Cross Transactions
To the extent permitted by the 1940 Act, including Rule 17a-7 thereunder, the Investment Adviser may determine that it would be in our best interests and one or more other accounts to transfer a security from one account to another (each such transfer, a "Cross Transaction") for a variety of reasons, including, without limitation, tax purposes, liquidity purposes, to rebalance the portfolios of the accounts, or to reduce transaction costs. If the Investment Adviser decides to engage in a Cross Transaction, the Investment Adviser will determine that the trade is in the best interests of both of the accounts involved and take steps to ensure that the transaction is consistent with the duty to obtain best execution for each of those accounts.
Among other things, one or more of our subsidiaries may offer to other accounts participations in and/or assignments or sales of loans (or interests therein) that the subsidiaries have originated or purchased. In the event of such an offer, the price of the participation, assignment or sale will be based on the current market price of such loans and ascertained in a manner required by the 1940 Act. Further, the decision by such other accounts to accept or reject the relevant subsidiary's offer will be made by a party independent of the Investment Adviser, such as a loan acquisition committee.

Principal Transactions
To the extent that Cross Transactions may be viewed as principal transactions as such term is used under the Investment Advisers Act of 1940, as amended (the "Advisers Act") due to the ownership interest in an account by the Investment Adviser or its personnel, the Investment Adviser will comply with the requirements of Section 206(3) of the Advisers Act. In connection with principal transactions, Cross Transactions, related-party transactions and other transactions and relationships involving potential conflicts of interest, the Investment Adviser will consult with the Board on such Cross Transactions; provided that the Investment Adviser will not consult with the Board or the unitholders for the sale of a loan to, or the purchase of a loan from, other accounts that are not principal accounts. Cross Transactions may be made when the Investment Adviser determines that it is in our best interests and other accounts' to effectuate such trades. The Board may be consulted prior to or contemporaneous with, or subsequent to, the consummation of a Cross Transaction. In no event will any such transaction be entered into unless it complies with applicable law. The Board may be exculpated and indemnified by us.
Proxy Voting Policy
In compliance with Rule 206(4)-6 under the Advisers Act, the Investment Adviser has adopted proxy voting policies and procedures. The general policy is to vote proxy proposals, amendments, consents or resolutions (collectively, "Proxies") in the best interests of its clients.
Because our investment program primarily involves investing through privately negotiated transactions, the Investment Adviser typically is not presented with traditional Proxy votes.
On the rare occasion we are asked to decide on matters involving voting our ownership interest in a portfolio investment, the Investment Adviser will seek to vote our Proxies in our best interest. It will review on a case-by-case basis each proposal submitted for a unitholder vote to determine its impact on the portfolio securities held by us. Although the Investment Adviser will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.
The Proxy voting decisions of the Investment Adviser are made by the senior officers who are responsible for monitoring our investments. To ensure that our vote is not the product of a conflict of interest, we will require that: (a) anyone involved in the decision-making process disclose to our Chief Compliance Officer ("CCO") any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a Proxy vote; and (b) employees involved in the decision-making process or vote administration are prohibited from revealing how the Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
The Investment Adviser has identified one potential conflict of interest between our interests and its own arising from its Proxy voting process. From time to time, the Investment Adviser may be in a position where it must vote to approve certain directors' participation on the boards of public companies in which we invest. Since the Investment Adviser's employees are permitted to participate on public company boards (upon notification to, or approval by, the CCO, as applicable) there may be situations where the Investment Adviser has a decision as to whether to vote in favor of, or against, a public company director that is also compensated as an employee. If the Investment Adviser determines that it may have, or is perceived to have, a conflict of interest when voting Proxies, the Investment Adviser will either (i) convene a Proxy voting committee to address conflicts or (ii) refrain from voting when doing so is in our best interest.
The Investment Adviser Does Have Different Compensation Arrangements with Other Accounts
The Investment Adviser could be subject to a conflict of interest because varying compensation arrangements among us and other accounts could incentivize the Investment Adviser to manage us and such other accounts differently. These and other differences could make us less profitable to the Investment Adviser than certain other accounts.
Service Providers
The service providers or their affiliates (including any administrators, lenders, brokers, attorneys, consultants, accountants, appraisers, valuation experts, tax advisors, servicers, asset managers and investment banking firms) of us, New Mountain or any of their affiliates may also provide goods or services to or have business, personal, political, financial or other relationships with New Mountain, the Investment Adviser or their affiliates. Such service providers may be investors in us, affiliates of the Investment Adviser and/or sources of investment opportunities and co-investors or counterparties therewith. These relationships may influence the Investment Adviser in deciding whether to select or recommend such a service provider to perform services for us or a Portfolio Company or to have other relationships with New Mountain. Notwithstanding the foregoing, investment transactions for us that require the use of a service provider will generally be allocated to service providers on the basis of best execution, the evaluation of which includes, among other considerations, such service provider's provision of certain investment-related services and research that the Investment Adviser believes to be of benefit to us. Additionally, misconduct by service providers (such as the improper use or disclosure of confidential information which could result in litigation or serious financial harm by limiting our business prospects or future activities), which we may not be able to detect and prevent, could cause significant losses to us.
Our Self-Administration
The Administrator, solely or through the use of any third party sub-administrator, may provide all or any part of fund administration services (including the valuation of our assets) to us. Any costs for providing these services will not be included in the management fee and would be paid separately by us. The Investment Adviser's ability to determine the fund administration fee the Administrator receives from us creates a conflict of interest. The Investment Adviser addresses this conflict by reviewing its fund administration fee as the Investment Adviser believes is appropriate to ensure that it is fair and comparable to equivalent services that could be performed by a non-affiliated third party, at a rate negotiated on an arm's length basis.
Brokerage Arrangements
Depending upon market conditions and the types of financial instruments purchased and sold by us, we may or may not utilize broker-dealers. To the extent that we effect any transaction through a broker-dealer, we may elect to use one or more prime brokers or other broker-dealers for our transactions. We generally do not expect to enter into transactions in which commissions are charged, but in the event of any commission-based transaction, we will attempt to negotiate the lowest available commission rates commensurate with the particular services provided in connection with the transaction. Consequently, we may select broker-dealers that charge a higher commission or fee than another broker-dealer would have charged for effecting the same transaction. The selection of a broker-dealer will be made on the basis of best execution as determined by the Investment Adviser in its sole discretion, taking into consideration a number of factors, which may include, among others, commission rates, reliability, financial responsibility, strength of the broker-dealer and the ability of the broker-dealer to efficiently execute transactions, the broker-dealer's facilities, and the broker-dealer's provision or payment of the costs of research and other services or property that will be of benefit to us, the Investment Adviser, or other accounts to which the Investment Adviser or any of its affiliates provides investment services.
In addition, the Investment Adviser may be influenced in its selection of broker-dealers by their provision of other services, including but not limited to capital introduction, marketing assistance, information technology services, operations and operating equipment and other services or items. Such execution services, research, investment opportunities or other services may be deemed to be "soft dollars." In the event that the Investment Adviser enters into "soft dollar" arrangements, it will do so within the "safe harbor" of Section 28(e) of the Commodity Exchange Act, as amended.
Research and Other Soft Dollar Benefits
New Mountain has no written, third party "soft dollar" arrangement with any broker-dealer at present, but it may utilize both third party and proprietary research and cause us or other New Mountain products to pay commissions (or markups or markdowns) higher than those charged by other broker dealers in return for proprietary soft dollar benefits. In so doing, New Mountain has an incentive to select or recommend the broker-dealer based on its interest in receiving research or other products or services because New Mountain would not have to pay for such research or services directly.
We or other New Mountain products may and will bear more or less of the costs of "soft dollar" or other research than other New Mountain products who benefit from such products or services. These research products or services may and will also benefit and be used to assist other New Mountain products. In addition, research generated for New Mountain's credit strategy will be used to benefit other New Mountain investment strategies and vice versa.
In the event that New Mountain does enter into a "soft dollar" arrangement, the following policy will apply to New Mountain's "soft dollar" practices:
In selecting a broker for any transaction or series of transactions, New Mountain may consider a number of factors. Where best execution may be obtained from more than one broker, New Mountain may purchase and sell securities through brokers that provide research, statistical and other information, although not all funds may in every instance be the direct beneficiaries of the research services provided. Research furnished by brokers may include, but is not limited to, information on the economy, industries, groups of securities, individual companies, statistical information, accounting and tax law interpretations, political developments, legal developments affecting portfolio securities, technical market action, pricing and appraisal services, credit analysis, risk measurement analysis, performance analysis and analysis of corporate responsibility issues. Such research services are received primarily in the form of written reports, telephone contacts and personal meetings with security analysts.
Outside Statements
The Investment Adviser and its affiliates and employees have made, and may in the future make, oral and written statements or expressions of intent or expectation to investors in us or their affiliates or acknowledge statements by such persons ("Outside Statements") regarding our or New Mountain's activities pertaining thereto. These may include, for example, the anticipated or expected allocation and terms of co-investment opportunities, the anticipated or expected allocation of investment opportunities to us generally and other topics often addressed in legally binding side letters. Although such Outside Statements are not legally binding, such Outside Statements may influence allocation and other decisions of the Investment Adviser and its affiliates and employees with respect to our operations and investment activities and may influence a prospective investor's decision as to whether to invest in us.
The foregoing list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in us. Prospective investors should read our offering documents and consult with their own advisors before deciding whether to invest in us. In addition, as our investment program develops and changes over time, an investment in us may be subject to additional and different actual and potential conflicts. Although the various conflicts discussed herein are generally described separately, prospective investors should consider the potential effects of the interplay of multiple conflicts.
Certain Business Relationships
Certain of our current directors and officers are directors or officers of the Investment Adviser.
In the ordinary course of business, we may enter into transactions with Portfolio Companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us, companies controlled by us and our employees and directors. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the 1940 Act or, if such concerns exist, we have taken appropriate actions to seek board review and approval or exemptive relief for such transaction. Our Board reviews these procedures on a quarterly basis.
We have adopted the Code of Ethics which applies to, among others, our senior officers, including our chief executive officer and chief financial officer, as well as all of our officers, directors and employees. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual's personal interests and our interests. Pursuant to such Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer.
Director Independence
Pursuant to Section 56 of the 1940 Act, a majority of a BDC's board of directors must be comprised of persons who are not "interested persons," as defined in Section 2(a)(19) of the 1940 Act, of the company or any of its affiliates.
Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and us, the Investment Adviser, or of any of their respective affiliates, the Board has determined that Messrs. Hurley, Ogens and Arnold qualify as Independent Directors. Each director who serves on the audit committee is an independent director for purposes of Rule 10A-3 under the Exchange Act.
Indebtedness of Management
None.

Item 14.    Principal Accountant Fees and Services
The audit committee and the Independent Directors of our Board have selected Deloitte & Touche LLP to serve as the independent registered public accounting firm for Company for the fiscal year ending December 31, 2023.
Deloitte & Touche LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

For the period from May 9, 2022 (commencement of operations) to
December 31, 2022
Audit Fees	$85,000
Audit-Related Fees	10,000
Tax Fees	6,000
All Other Fees	—
Total Fees	$101,000
Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and reviews of the consolidated financial statements filed with the SEC on Forms 10-K and 10-Q.
Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees". These services include, among other things, providing comfort letters, consents and review of documents filed with the SEC, as well as attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.
All Other Fees: Other fees would include fees for products and services other than the services reported above.
Pre-Approval Policies
The audit committee has established a pre-approval policy that describes the permitted audit, audit-related, consulting services and other services to be provided by Deloitte & Touche LLP, our independent registered public accounting firm. The policy requires that the audit committee pre-approve the audit, non-audit and consulting services performed by the independent auditors in order to assure that the provision of such services does not impair the auditors' independence.
Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the audit committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the audit committee. However, the audit committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. The audit committee pre-approved 100% of services described in this policy.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:

(b)Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1	Second Amended and Restated Limited Liability Company Agreement dated as of June 10, 2022(2)
4.1	Form of Subscription Agreement(1)
4.2	Description of Securities*
10.1	Investment Advisory and Management Agreement between New Mountain Guardian IV BDC, L.L.C. and New Mountain Finance Advisers BDC, L.L.C., dated May 3, 2022(2)
10.2	Administration Agreement between the New Mountain Guardian IV BDC, L.L.C. and New Mountain Finance Administration, L.L.C., dated May 3, 2022 (2)
10.3	Trademark Agreement by and between New Mountain Guardian IV BDC, L.L.C. and New Mountain Capital, L.L.C., dated May 3, 2022(2)
10.4	Custody Agreement between New Mountain Guardian IV BDC, L.L.C. and U.S. Bank Trust Company, National Association, dated April 22, 2022(1)
10.5	Expense Limitation and Reimbursement Agreement between New Mountain Guardian IV BDC, L.L.C. and the New Mountain Finance Advisers BDC, L.L.C.(2)
10.6	Loan Authorization Agreement between New Mountain Guardian IV BDC, L.L.C. and BMO Harris Bank N.A., dated May 9, 2022(3)
10.7	Letter Amendment, dated as of June 28, 2022 by and between New Mountain Guardian IV, L.L.C. and BMO Harris Bank N.A.(4)
10.8	Form of Facility Increase Letter Amendment, dated as of August 23, 2022, by and among New Mountain Guardian IV BDC, L.L.C. and BMO Harris Bank, N.A.(5)
10.9	Form of Facility Increase Letter Amendment, dated as of October 27, 2022, by and among New Mountain Guardian IV BDC, L.L.C. and BMO Harris Bank, N.A.(6)
10.10	Custodian Agreement between New Mountain Guardian IV BDC, L.L.C. and State Street Bank and Trust Company, dated May 9, 2022(2)
10.11	Transfer Agency and Registrar Services Agreement between New Mountain Guardian IV BDC, L.L.C. and State Street Bank and Trust Company, dated May 9, 2022(2)
10.12
Loan and Security Agreement, dated as of January 25, 2023, by and among New Mountain Guardian IV SPV, L.L.C., as borrower, New Mountain Guardian IV BDC, L.L.C., as collateral manager, equityholder, and seller, the lenders from time to time party thereto, UBS AG London Branch, as the administrative agent, U.S. Bank Trust Company, National Association, as the collateral agent, and U.S. Bank National Association as the document custodian(7)

14.1	Code of Ethics and Code of Business Conduct(2)
21.1	Subsidiaries of New Mountain Guardian IV BDC, L.L.C.:
New Mountain Guardian IV SPV, L.L.C. (Delaware)
New Mountain Guardian IV Issuer SPV, Inc. (Delaware)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

(1)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s registration statement on Form 10 (File No. 000-56437) filed on May 6, 2022.
(2)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s registration statement on Form 10 Pre-Effective Amendment No. 1 (File No. 000-56437) filed on July 1, 2022.
(3)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s report on Form 8-K filed on May 13, 2022.

(4)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s report on Form 10-Q filed on August 15, 2022.
(5)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s report on Form 8-K filed on August 25, 2022.
(6)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s report on Form 8-K filed on November 1, 2022.
(7)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s report on Form 8-K filed on January 31, 2023.
* Filed herewith.
Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2023.

NEW MOUNTAIN GUARDIAN IV BDC, L.L.C.
By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ JOHN R. KLINE	President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 10, 2023
John R. Kline

By:	/s/ SHIRAZ Y. KAJEE	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 10, 2023
Shiraz Y. Kajee

By:	/s/ ADAM B. WEINSTEIN	Executive Vice President and Director	March 10, 2023
Adam B. Weinstein

By:	/s/ ROME G. ARNOLD III	Director	March 10, 2023
Rome G. Arnold III

By:	/s/ ALFRED F. HURLEY, JR.	Director	March 10, 2023
Alfred F. Hurley, Jr.

By:	/s/ DAVID OGENS	Director	March 10, 2023
David Ogens