Form 10-Q
period 2023-03-31
New Mountain Guardian IV BDC, L.L.C.
filed 2023-05-15
CIK 1925531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2023

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of May 15, 2023 was 8,508,331. As of March 31, 2023, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Non-controlled/non-affiliated investments at fair value (cost of $190,895 and $123,436 respectively)	$191,960	$123,211
Cash and cash equivalents	2,879	5,793
Interest and dividend receivable	1,230	826
Other assets	1,301	130
Total assets	$197,370	$129,960
Liabilities
Borrowings
UBS Credit Facility	$58,400	$—
BMO Subscription Line	45,000	53,700
Deferred financing costs (net of accumulated amortization of $75 and $11 respectively)	(1,600)	(24)
Net borrowings	101,800	53,676
Payable for unsettled securities purchased	5,995	—
Distribution payable	2,594	1,336
Interest payable	1,304	363
Incentive fee payable	369	208
Payable to affiliate	209	167
Management fee payable	186	111
Other liabilities	782	582
Total liabilities	113,239	56,443
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 8,508,331 and 7,525,831 units issued and outstanding, respectively	84,509	74,684
Accumulated overdistributed earnings	(378)	(1,167)
Total members' capital	$84,131	$73,517
Total liabilities and members' capital	$197,370	$129,960
Members' capital per unit	$9.89	$9.77
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statement of Operations
(in thousands, except units and per unit data)
(unaudited)

Three Months Ended
March 31, 2023
Investment income
Interest income	$4,445
Dividend income	25
Fee income	799
Total investment income	5,269
Expenses
Interest and other financing expenses	1,936
Management fee	372
Incentive fee	369
Administrative expenses	247
Organizational and offering expenses	201
Professional fees	187
Other general and administrative expenses	50
Total expenses	3,362
Less: management fees waived (See Note 5)	(186)
Net expenses	3,176
Net investment income	2,093
Net change in unrealized appreciation of investments	1,290
Net realized and unrealized gains	1,290
Net increase in members' capital resulting from operations	$3,383
Earnings per unit (basic & diluted)	$0.43
Weighted average common units outstanding - basic & diluted (See Note 10)	7,776,914

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statement of Changes in Members' Capital
(in thousands, except units)
(unaudited)

Three Months Ended
March 31, 2023
Increase (Decrease) in members' capital resulting from operations:
Net investment income	$2,093
Net change in unrealized appreciation of investments	1,290
Net increase in members' capital resulting from operations	3,383
Capital transactions
Contributions	9,825
Distributions declared to unitholders from net investment income	(2,594)
Total net increase in members' capital resulting from capital transactions	7,231
Net increase in members' capital	10,614
Members' capital at the beginning of the period	73,517
Members' capital at the end of the period	$84,131

Capital unit activity
Units issued	982,500
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)

Three Months Ended
March 31, 2023
Cash flows from operating activities
Net increase in members' capital resulting from operations	$3,383
Adjustments to reconcile net decrease in members' capital resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation of investments	(1,290)
Amortization of purchase discount	(237)
Amortization of deferred financing costs	64
Amortization of deferred offering costs	46
Non-cash investment income	(147)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(67,350)
Proceeds from sales and paydowns of investments	273
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	52
Cash paid on drawn revolvers	(666)
Cash repayments on drawn revolvers	616
Interest and dividend receivable	(404)
Other assets	(1,217)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	5,995
Interest payable	941
Incentive fee payable	161
Management fee payable	75
Payable to affiliates	42
Other liabilities	228
Net cash flows used in operating activities	(59,435)
Cash flows from financing activities
Distributions	(1,336)
Net proceeds from issuance of common units	9,825
Proceeds from BMO Subscription Line	25,900
Repayment of BMO Subscription Line	(34,600)
Proceeds from UBS Credit Facility	58,400
Placement fees paid	(28)
Deferred financing costs paid	(1,640)
Net cash flows provided by financing activities	56,521
Net decrease in cash and cash equivalents	(2,914)
Cash and cash equivalents at the beginning of the period	5,793
Cash and cash equivalents at the end of the period	$2,879

Supplemental disclosure of cash flow information
Cash interest paid	$2,020
Non-cash financing activities:
Distributions declared and payable	$2,594
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Coupa Holdings, LLC
Software	First lien (2)(3)	SOFR(M)	+	7.50%	12.29%	02/2023	02/2030	$19,683	$19,441	$19,510	23.19%
Oranje Holdco, Inc.
Software	First lien (3)	SOFR(Q)	+	7.75%	12.43%	02/2023	02/2029	11,667	11,525	11,611	13.80%
CoreTrust Purchasing Group LLC
Business Services	First lien (2)(3)	SOFR(M)	+	6.75%	11.56%	09/2022	10/2029	10,139	9,997	9,987	11.87%
iCIMS, Inc.
Software	First lien (2)(3)	SOFR(Q)*	+	3.38% +3.88%/PIK	12.05%	08/2022	08/2028	9,685	9,609	9,633	11.45%
Nielsen Consumer Inc.**
Business Services	First lien (2)	SOFR(M)	+	6.25%	11.06%	02/2023	03/2028	6,735	5,995	5,944
	First lien (2)	SOFR(M)	+	6.25%	11.06%	02/2023	03/2028	3,265	2,906	2,881
								10,000	8,901	8,825	10.49%
Disco Parent, Inc.
Software	First lien (2)	SOFR(Q)	+	7.50%	12.39%	03/2023	03/2029	8,900	8,789	8,789	10.45%
Avalara, Inc.
Software	First lien (2)(3)	SOFR(Q)	+	7.25%	12.15%	10/2022	10/2028	7,955	7,861	7,945	9.44%
Virtusa Corporation
Business Services	Subordinated	Fixed(S)	+	7.13%	7.13%	07/2022	12/2028	10,023	7,761	7,889	9.38%
Knockout Intermediate Holdings I Inc. (6)
Kaseya Inc.
Software	First lien (2)(3)	SOFR(Q)	+	5.75%	10.65%	06/2022	06/2029	7,798	7,746	7,740	9.20%
DS Admiral Bidco, LLC
Software	First lien (2)(3)	SOFR(Q)	+	7.00%	11.90%	12/2022	03/2028	7,528	7,420	7,415	8.81%
Cloudera, Inc.
Software	Second lien (2)	L(M)	+	6.00%	10.91%	10/2022	10/2029	7,900	6,563	7,031	8.36%
Foundational Education Group, Inc.
Education	Second lien (2)(3)	SOFR(Q)	+	6.50%	11.66%	05/2022	08/2029	7,333	6,273	6,886	8.18%
Xactly Corporation
Software	First lien (3)	SOFR(Q)	+	7.25%	11.93%	02/2023	07/2025	6,547	6,513	6,547	7.78%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (2)(3)	SOFR(M)	+	5.75%	10.85%	08/2022	08/2029	6,023	5,974	5,893
	First lien (3)	SOFR(M)	+	5.75%	10.85%	08/2022	08/2029	281	272	275
								6,304	6,246	6,168	7.33%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated (3)	SOFR(Q)	+	8.25%	13.25%	07/2022	07/2029	3,150	3,113	3,040
	First lien (2)(3)	SOFR(M)	+	5.75%	10.59%	07/2022	07/2028	2,743	2,719	2,722
								5,893	5,832	5,762	6.85%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Radwell Parent, LLC
Distribution & Logistics	First lien (2)(3)	SOFR(Q)	+	6.75%	11.65%	11/2022	04/2029	$5,533	$5,454	$5,450
	First lien (3)(4) - Drawn	SOFR(M)	+	6.75%	11.56%	11/2022	04/2028	55	55	55
								5,588	5,509	5,505	6.54%
Project Ruby Ultimate Parent Corp.
Healthcare	First lien (2)(3)	SOFR(M)	+	5.75%	10.56%	08/2022	03/2028	4,975	4,909	5,058	6.01%
IMO Investor Holdings, Inc.
Healthcare	First lien (2)(3)	SOFR(S)	+	6.00%	10.62%	05/2022	05/2029	4,581	4,541	4,490
	First lien (3)(4) - Drawn	SOFR(S)	+	6.00%	10.78%	05/2022	05/2028	214	212	210
								4,795	4,753	4,700	5.59%
Affinipay Midco, LLC
Software	First lien (2)(3)	SOFR(S)	+	5.75%	10.64%	07/2022	06/2028	4,169	4,132	4,128	4.91%
Foreside Financial Group, LLC
Business Services	First lien (2)(3)	SOFR(Q)	+	5.50%	10.54%	05/2022	09/2027	3,605	3,576	3,569
	First lien (3)	SOFR(Q)	+	5.50%	10.54%	05/2022	09/2027	15	13	15
								3,620	3,589	3,584	4.26%
WatchGuard Technologies, Inc.
Software	First lien (2)	SOFR(S)	+	5.25%	10.11%	08/2022	07/2029	3,769	3,656	3,580	4.26%
Project Power Buyer, LLC
Software	First lien (2)(3)	SOFR(Q)	+	7.00%	11.90%	01/2023	05/2026	3,580	3,530	3,527	4.19%
Smile Doctors LLC
Healthcare	First lien (3)(4) - Drawn	SOFR(Q)	+	5.75%	10.79%	05/2022	12/2028	3,487	3,456	3,463	4.12%
DOCS, MSO, LLC
Healthcare	First lien (2)(3)	SOFR(S)	+	5.75%	10.54%	06/2022	06/2028	3,012	3,012	2,985	3.55%
Anaplan, Inc.
Software	First lien (2)(3)	SOFR(M)	+	6.50%	11.31%	06/2022	06/2029	3,000	2,973	2,970	3.53%
Barracuda Parent, LLC
Software	First lien (2)	SOFR(Q)	+	4.50%	9.18%	05/2022	08/2029	2,993	2,951	2,879	3.42%
Groundworks, LLC
Consumer Services	First lien (2)	SOFR(M)	+	6.50%	11.36%	03/2023	03/2030	2,908	2,866	2,865	3.41%
Eisner Advisory Group LLC
Financial Services	First lien (2)	SOFR(M)	+	5.25%	10.17%	05/2022	07/2028	1,928	1,902	1,930	2.29%
KWOR Acquisition, Inc.
Business Services	First lien (2)(3)	L(M)	+	5.25%	10.09%	06/2022	12/2028	1,931	1,914	1,922	2.28%
Syndigo LLC
Software	Second lien (2)(3)	L(S)	+	8.00%	13.21%	10/2022	12/2028	1,475	1,066	1,382	1.64%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(4) - Drawn	L(Q)	+	6.00%	10.82%	07/2022	12/2027	1,304	1,293	1,291	1.54%
KPSKY Acquisition Inc.
Business Services	First lien (3)(4) - Drawn	SOFR(M)	+	5.50%	10.41%	06/2022	10/2028	419	416	400	0.48%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (5)		Spread (5)	Interest Rate (5)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Fortis Solutions Group, LLC
Distribution & Logistics	First lien (3)(4) - Drawn	L(M)	+	5.50%	10.34%	06/2022	10/2028	$36	$36	$36	0.04%
Total Funded Debt Investments - United States								$190,344	$182,440	$183,943	218.64%
Funded Debt Investments - United Kingdom
Trident Bidco Limited**
Business Services	First lien (2)(3)	SOFR(Q)	+	5.00%	9.55%	06/2022	06/2029	$3,711	$3,679	$3,634
	First lien (2)(3)	SOFR(Q)	+	5.00%	9.55%	09/2022	06/2029	664	657	650
								4,375	4,336	4,284	5.09%
Total Funded Debt Investments - United Kingdom								$4,375	$4,336	$4,284	5.09%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (2)(3)	SOFR(M)	+	7.25%	11.98%	12/2022	12/2029	$3,454	$3,404	$3,402	4.04%
Total Funded Debt Investments - Australia								$3,454	$3,404	$3,402	4.04%
Total Funded Debt Investments								$198,173	$190,180	$191,629	227.77%
Equity - United States
Knockout Intermediate Holdings I Inc. (6)
Software	Preferred shares (3)	—		—	—	06/2022	—	838	$828	$827	0.98%
Total Shares - United States									$828	$827	0.98%
Total Shares									$828	$827	0.98%
Total Funded Investments									$191,008	$192,456	228.75%
Unfunded Debt Investments - United States
Radwell Parent, LLC
Distribution & Logistics	First lien (3)(4) - Undrawn	—		—	—	11/2022	04/2028	$361	$(5)	$—	—%
Avalara, Inc.
Software	First lien (3)(4) - Undrawn	—		—	—	10/2022	10/2028	795	(9)	(1)	(0.00)%
Project Power Buyer, LLC
Software	First lien (3)(4) - Undrawn	—		—	—	01/2023	05/2025	184	(3)	(3)	(0.00)%
iCIMS, Inc.
Software	First lien (3)(4) - Undrawn	—		—	—	08/2022	08/2024	2,448	—	—
	First lien (3)(4) - Undrawn	—		—	—	08/2022	08/2028	913	(7)	(5)
								3,361	(7)	(5)	(0.01)%
Oranje Holdco, Inc.
Software	First lien (3)(4) - Undrawn	—		—	—	02/2023	02/2029	1,458	(18)	(7)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Knockout Intermediate Holdings I Inc. (6)
Kaseya Inc.
Software	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2024	$476	$—	$(4)
	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2029	476	(3)	(4)
							952	(3)	(8)	(0.01)%
Foreside Financial Group, LLC
Business Services	First lien (3)(4) - Undrawn	—	—	—	05/2022	09/2027	222	(2)	(3)
	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2024	506	—	(5)
							728	(2)	(8)	(0.01)%
Affinipay Midco, LLC
Software	First lien (3)(4) - Undrawn	—	—	—	07/2022	06/2028	280	(2)	(3)
	First lien (3)(4) - Undrawn	—	—	—	07/2022	06/2024	587	—	(6)
							867	(2)	(9)	(0.01)%
KWOR Acquisition, Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2024	2,055	—	(9)	(0.01)%
Smile Doctors LLC
Healthcare	First lien (3)(4) - Undrawn	—	—	—	05/2022	12/2023	1,499	—	(10)	(0.01)%
Groundworks, LLC
Consumer Services	First lien (4) - Undrawn	—	—	—	03/2023	03/2029	181	(3)	(3)
	First lien (4) - Undrawn	—	—	—	03/2023	09/2024	531	—	(8)
							712	(3)	(11)	(0.01)%
Disco Parent, Inc.
Software	First lien (4) - Undrawn	—	—	—	03/2023	03/2029	890	(11)	(11)	(0.01)%
DOCS, MSO, LLC
Healthcare	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2028	282	—	(2)
	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2024	1,058	—	(9)
							1,340	—	(11)	(0.01)%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (3)(4) - Undrawn	—	—	—	08/2022	08/2024	270	—	(6)
	First lien (3)(4) - Undrawn	—	—	—	08/2022	08/2029	426	(4)	(9)
							696	(4)	(15)	(0.02)%
Coupa Holdings, LLC
Software	First lien (3)(4) - Undrawn	—	—	—	02/2023	02/2029	1,346	(17)	(12)
	First lien (3)(4) - Undrawn	—	—	—	02/2023	08/2024	1,757	—	(15)
							3,103	(17)	(27)	(0.03)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (5)	Spread (5)	Interest Rate (5)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

IMO Investor Holdings, Inc.
Healthcare	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2028	$334	$(3)	$(6)
	First lien (3)(4) - Undrawn	—	—	—	05/2022	05/2024	1,096	—	(22)
							1,430	(3)	(28)	(0.04)%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (3)(4) - Undrawn	—	—	—	07/2022	07/2024	3,487	—	(35)	(0.04)%
CoreTrust Purchasing Group LLC
Business Services	First lien (3)(4) - Undrawn	—	—	—	09/2022	09/2024	1,480	—	(22)
	First lien (3)(4) - Undrawn	—	—	—	09/2022	10/2029	1,480	(21)	(22)
							2,960	(21)	(44)	(0.05)%
Sun Acquirer Corp.
Consumer Services	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2024	5,000	—	(55)	(0.07)%
KPSKY Acquisition Inc.
Business Services	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2024	1,353	—	(63)	(0.07)%
Fortis Solutions Group, LLC
Distribution & Logistics	First lien (3)(4) - Undrawn	—	—	—	06/2022	06/2024	5,936	—	(131)	(0.16)%
Total Unfunded Debt Investments - United States							$39,167	$(108)	$(491)	(0.58)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (3)(4) - Undrawn	—	—	—	12/2022	12/2028	$320	$(5)	$(5)	(0.01)%
Total Unfunded Debt Investments - Australia							$320	$(5)	$(5)	(0.01)%
Total Unfunded Debt Investments							$39,487	$(113)	$(496)	(0.58)%
Total Non-Controlled/Non-Affiliated Investments								$190,895	$191,960	228.17%
Total Investments								$190,895	$191,960	228.17%

(1)New Mountain Guardian IV BDC, L.L.C. (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)Investment is pledged as collateral for the UBS Credit Facility (as defined below), a revolving credit facility among the Company as collateral manager, equity holder and seller, New Mountain Guardian IV SPV, L.L.C. ("GIV SPV") as the borrower, UBS AG London Branch as the administrative agent, U.S. Bank Trust Company, National Association, as the collateral agent, and U.S. Bank National Association as the document custodian. See Note 6. Borrowings, for details.
(3)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(4)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(5)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (L), Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of March 31, 2023.
(6)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Kaseya, Inc., a wholly-owned subsidiary of Knockout Intermediate Holdings I, Inc. The preferred equity is entitled to receive cumulative preferential dividends at a rate of 11.75% per annum.
*    All or a portion of interest contains PIK interest.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2023
(in thousands, except shares)
(unaudited)

**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2023, 8.36% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2023
(unaudited)

March 31, 2023
Investment Type	Percent of Total Investments at Fair Value
First lien	85.91%
Second lien	7.97%
Subordinated	5.69%
Equity and other	0.43%
Total investments	100.00%

March 31, 2023
Industry Type	Percent of Total Investments at Fair Value
Software	54.93%
Business Services	23.91%
Healthcare	8.42%
Consumer Services	5.32%
Education	3.59%
Distribution & Logistics	2.82%
Financial Services	1.01%
Total investments	100.00%

March 31, 2023
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	95.46%
Fixed rates	4.54%
Total investments	100.00%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments
December 31, 2022
(unaudited)

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
(unaudited)

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
(unaudited)

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
(unaudited)

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
(unaudited)

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
March 31, 2023
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
The Company established New Mountain Guardian IV SPV, L.L.C. (“GIV SPV”) on July 26, 2022 as a wholly-owned direct subsidiary, whose assets are used to secure GIV SPV's credit facility. The Company established New Mountain Guardian IV Issuer SPV, L.L.C. ("GIV Issuer SPV") on October 28, 2022 as a wholly-owned direct subsidiary. As of March 31, 2023, there were no assets held by GIV Issuer SPV.
The Company's investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. The Company makes investments through both primary originations and opportunistic open-market secondary purchases. The Company predominantly targets loans to, and invests in, U.S. middle market businesses. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. In some cases, the Company's investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. The Company invests across the capital structure of middle market companies, primarily targeting first lien and unitranche loans and to a lesser extent second lien and passive preferred stock investments where the Investment Adviser has a high degree of conviction in the business. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans to the extent we invest in the “last out” tranche. In some cases, our investments may also include equity interests. As of March 31, 2023, the Company's top five industry concentrations were software, business services, healthcare, consumer services and education.

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
The Company's interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 and 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023.
Investments—The Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Company's Consolidated Statement of Operations as "Net change in unrealized appreciation (depreciation) of investments" and realizations on portfolio investments reflected in the Company's Consolidated Statement of Operations as "Net realized gains (losses) on investments".
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2023 and December 31, 2022.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2023, the Company recognized PIK dividends from investments of $25 and PIK interest from investments of $93.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2023 and December 31, 2022, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, revolver fees, amendment fees, assignment fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable. Income received in exchange for the provision of services such as recurring administration services are also recognized as fee income in the period in which it was earned.
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
Deferred offering costs—The Company's deferred offering costs consists of fees and expenses incurred in connection with the offering of the Company's Units. Upon the issuance of Units, deferred offering costs are then amortized into Organizational and Offering Expenses on the Consolidated Statement of Operations on a straight line basis over a period of 12 months beginning on the date of commencement of operations. Deferred offering costs are included on the Company’s Consolidated Statements of Assets, Liabilities and Members' Capital until amortized.
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
Note 3. Investments
At March 31, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$165,291	$164,905
Second lien	13,902	15,299
Subordinated	10,874	10,929
Equity and other	828	827
Total investments	$190,895	$191,960
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$104,533	$105,443
Business Services	46,122	45,926
Healthcare	16,127	16,157
Consumer Services	10,398	10,208
Education	6,273	6,886
Distribution & Logistics	5,540	5,410
Financial Services	1,902	1,930
Total investments	$190,895	$191,960

At December 31, 2022, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$100,860	$99,866
Second lien	10,991	11,852
Subordinated	10,806	10,730
Equity and other	779	763
Total investments	$123,436	$123,211
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$60,274	$60,506
Business Services	29,285	29,035
Healthcare	14,727	14,506
Consumer Services	6,343	6,138
Education	5,442	5,858
Distribution & Logistics	5,459	5,321
Financial Services	1,906	1,847
Total investments	$123,436	$123,211
As of March 31, 2023, the Company had unfunded commitments on revolving credit facilities of $9,948 and no unfunded commitments on bridge facilities. As of March 31, 2023, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $29,539. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of March 31, 2023.
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of March 31, 2023:

	Total	Level I	Level II	Level III
First lien	$164,905	$—	$15,284	$149,621
Second lien	15,299	—	7,031	8,268
Subordinated	10,929	—	7,889	3,040
Equity and other	827	—	—	827
Total investments	$191,960	$—	$30,204	$161,756
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2022:

	Total	Level I	Level II	Level III
First lien	$99,866	$—	$6,518	$93,348
Second lien	11,852	—	4,613	7,239
Subordinated	10,730	—	7,653	3,077
Equity and other	763	—	—	763
Total investments	$123,211	$—	$18,784	$104,427

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2023, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2022	$104,427	$93,348	$7,239	$3,077	$763
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation) of investments	1,011	804	229	(37)	15
Purchases, including revolver fundings	57,190	56,341	800	—	49
Proceeds from paydowns of investments	(872)	(872)	—	—	—
Fair Value, March 31, 2023	$161,756	$149,621	$8,268	$3,040	$827
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,011	$804	$229	$(37)	$15
Except as noted in the tables above, there were no transfers in or out of Level I, II, or III during the three months ended March 31, 2023. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2023 and December 31, 2022, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2023 and December 31, 2022, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2023 were as follows:

				Range
Type	Fair Value as of March 31, 2023	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$136,059	Market & income approach	EBITDA multiple	8.0x	37.8x	17.4x
			Revenue multiple	4.5x	16.6x	9.2x
			Discount rate	8.0%	12.9%	10.4%
	1,930	Market quote	Broker quote	N/A	N/A	N/A
	11,632	Other	N/A (2)	N/A	N/A	N/A
Second lien	8,268	Market & income approach	EBITDA multiple	14.0x	18.0x	16.0x
		Market & income approach	Discount rate	10.7%	12.2%	11.9%
Subordinated	3,040	Market & income approach	EBITDA multiple	19.0x	24.5x	21.8x
			Discount rate	13.1%	14.4%	13.8%
Equity and other	827	Market & income approach	Revenue multiple	4.5x	5.5x	5.0x
			Discount rate	14.4%	15.3%	14.9%
	$161,756

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
The BMO Subscription Line (as defined below) and the UBS Credit Facility (as defined below) are considered Level III investments. See Note 6. Borrowings for details.
The following are the principal amount and fair value of the Company’s borrowings as of March 31, 2023. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	March 31, 2023		December 31, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value
BMO Subscription Line	$45,000	$45,013	$53,700	53,674
UBS Credit Facility	58,400	59,046	N/A	N/A
Total	$103,400	$104,059	$53,700	$53,674

N/A    Not applicable.
Fair value risk factors—The Company seeks investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the Company's portfolio companies conduct their operations, as well as general economic, political and health conditions, may have a significant negative impact on the operations and profitability of the Company's investments and/or on the fair value of the Company's investments. The Company's investments are subject to the risk of non-payment of scheduled interest or principal, resulting in a reduction in income to the Company and their corresponding fair valuations. Also, there may be risk associated with the concentration of investments in one geographic region or in certain industries. These events are beyond the control of the Company and cannot be predicted. Furthermore, the ability to liquidate investments and realize value is subject to uncertainties.
Note 5. Agreements and Related Parties
The Company entered into an investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser on May 3, 2022. The Investment Management Agreement initially had a term of two years which began on May 3, 2022, and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the board of directors, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's directors who are not parties to the Investment Management Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act. Under the Investment Management

Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services, to the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company. Although the initial two year term of the Investment Management Agreement would not have expired until May 3, 2024, the Company's board of directors most recently re-approved the Investment Management Agreement on January 24, 2023, at an in-person meeting, for a period of 12 months commencing on March 1, 2023.
Pursuant to the Investment Management Agreement, the base management fee is payable quarterly in arrears at an annual rate of 1.15% of the aggregate contributed capital from all unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) as of the last day of the applicable quarter. For the period from the effective date of the Investment Management Agreement through the one year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement), the base management fee shall be reduced by 50% (for the avoidance of doubt, this results in a management fee rate of 0.575% through May 9, 2023, the one year anniversary of the Initial Drawdown Date). Because the one year anniversary of the Initial Drawdown Date occurs on a date other than the last day of a calendar quarter, the management fee shall be prorated for such calendar quarter and calculated based on the number of days in such period up to, and including, the one year anniversary of the Initial Drawdown Date. The base management fee could be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by the Company or its subsidiaries to a placement agent, any organizational and offering expenses in excess of the lesser $2,500 or 0.50% of the aggregate Capital Commitments and any fund expenses in excess of the Specified Expenses Cap (as defined below).
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
For the three months ended March 31, 2023, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three months ended March 31, 2023, there have been no reimbursements from the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2023.

Three Months Ended
March 31, 2023
Management fee	$372
Less: management fee waiver	(186)
Net management fee	186
Incentive fee, excluding accrued incentive fees on capital gains	$369
For the three months ended March 31, 2023, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company, as cumulative net realized capital gains did not exceed cumulative unrealized capital depreciation.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2023, approximately $146 of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of March 31, 2023 and December 31, 2022, approximately $146 and $204, respectively, of indirect administrative expenses were included in payable to affiliates.
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
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the "Temporary Relief"), the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not previously hold an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continued to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, the Company filed an application to amend its existing Exemptive Order (as defined below) on May 24, 2022, as amended on June 22, 2022. On August 30, 2022, New Mountain Finance Corporation and certain of its affiliates, including the Company, received an Order from the SEC which amended its existing Exemptive Order to permit the Company to continue to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds do not hold an investment in such existing portfolio company, subject to certain conditions.
Note 6. Borrowings
BMO Subscription Line—On May 9, 2022, the Company entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (as amended, from time to time, and most recently amended on October 27, 2022, the "Loan Authorization Agreement"), which allows the Company to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $96,000 (the "BMO Subscription Line"). All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of the Company's unitholders. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Consolidated Statements of Assets, Liabilities and Members' Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. The BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.
For the three months ended March 31, 2023, interest expense and amortization of financing costs incurred on the BMO Subscription Line were $1,205 and $4, respectively. The weighted average interest rate and effective interest rate on the BMO Subscription Line for the three months ended March 31, 2023 were 7.5% and 7.5%, respectively.
As of March 31, 2023 and December 31, 2022, the outstanding balance on the BMO Subscription Line was $45,000 and $53,700, respectively, and the Company was in compliance with the applicable covenants in the BMO Subscription Line on such dates.
UBS Credit Facility—On January 25, 2023, the Company's wholly-owned subsidiary, GIV SPV, entered into the Loan and Security Agreement (the "Loan and Security Agreement") as the borrower, the Company as collateral manager and equityholder, the lenders from time to time party thereto, UBS AG London Branch ("UBS"), as the administrative agent, U.S.

Bank Trust Company, National Association as the collateral agent, and U.S. Bank National Association as the document custodian, which is structured as a secured revolving credit facility (the "UBS Credit Facility"). The UBS Credit Facility will mature on January 25, 2028 and has a maximum facility amount of $250,000. Under the UBS Credit Facility, GIV SPV is permitted to borrow up to 30.0%, 40.0%, 50.0%, 65.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by UBS. The UBS Credit Facility is non-recourse to the Company and is collateralized by all of the investments of GIV SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the UBS Credit Facility are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the UBS Credit Facility. The UBS Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIV SPV investments, but rather to the performance of the underlying portfolio companies.
The UBS Credit Facility bears interest at a rate of Term SOFR plus 2.85% per annum. The UBS Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement). In connection with ramping the portfolio, the Company is in the process of amending the UBS Credit Facility in order to achieve more favorable terms, specifically relating to minimum utilization. In anticipation of this amendment, the Company has reclassed certain interest expense to prepaid interest in Other Assets on the Consolidated Statements of Assets, Liabilities and Members' Capital.
For the three months ended March 31, 2023, interest expense, non-usage fee and amortization of financing costs incurred on the UBS Credit Facility were $459, $196 and $59, respectively. The weighted average interest rate and effective interest rate on the UBS Credit Facility for the three months ended March 31, 2023 were 7.5% and 22.9%, respectively.
As of March 31, 2023, the outstanding balance on the UBS Credit Facility was $58,400, and the Company was in compliance with the applicable covenants in the UBS Credit Facility on such date.
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
Note 7. Regulation
The Company intends to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code with the filing of its tax return for the year ending December 31, 2022, and thereafter intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax treatment as a RIC for U.S. federal income tax purposes, among other things, the Company is generally required to timely distribute to its unitholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make and will continue to make the requisite timely distributions to its unitholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2023, the Company had unfunded commitments on revolving credit facilities of $9,948, no outstanding bridge financing commitments, and other future funding commitments of $29,539. As of December 31, 2022, the Company had unfunded commitments on revolving credit facilities of $5,939, no outstanding bridge financing commitments, and other future funding commitments of $30,263. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.

The Company also has revolving borrowings available under the BMO Subscription Line and the UBS Credit Facility as of March 31, 2023 and had revolving borrowings available under the BMO Subscription Line as of December 31, 2022. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2023 and December 31, 2022, the Company had commitment letters to purchase investments in the aggregate par amount of $0 and $33,881, respectively, which could require funding in the future.
Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2023.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
February 23, 2023	March 9, 2023	982,500	$9,825
The following table reflects the distributions declared on the Company's common units for the three months ended March 31, 2023.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 2, 2023	March 8, 2023	April 20, 2023	$0.175
March 30, 2023	March 31, 2023	April 20, 2023	0.150
			$0.325
Note 10. Earnings (Loss) Per Unit
The following information sets forth the computation of basic net decrease in the Company's members' capital per unit resulting from operations for the three months ended March 31, 2023:

Three Months Ended
March 31, 2023
Earnings (Loss) per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$3,383
Denominator for basic & diluted weighted average unit:	7,776,914
Basic & diluted earnings per unit:	$0.43

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2023.

Three Months Ended
March 31, 2023
Per unit data(1):
Members' capital, December 31, 2022	$9.77
Net investment income	0.27
Net realized and unrealized gains(2)	0.18
Total net increase	0.45
Distributions declared to unitholders from net investment income	(0.33)
Members' capital, March 31, 2023	$9.89
Total return based on members' capital(3)	4.63%
Units outstanding at end of period	8,508,331
Average weighted units outstanding for the period	7,776,914
Average members' capital for the period	$76,036
Ratio to average members' capital:
Net investment income(4)	11.97%
Total expenses, before waivers/reimbursements(4)	17.13%
Total expenses, net of waivers/reimbursements(4)	16.13%

Average debt outstanding—BMO Subscription Line	$65,306
Average debt outstanding—UBS Credit Facility	$17,106
Asset coverage ratio	181.36%
Portfolio turnover	0.22%

Capital Commitments	$282,100
Funded Capital Commitments	$84,630
% of Capital Commitments funded	30.00%

(1)Per unit data is based on weighted average units outstanding for the respective period (except for distributions declared to unitholders, which are based on actual rate per unit).
(2)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions which for the three months ended March 31, 2023 was $0.02.
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
Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the period from May 9, 2022 (commencement of operations) to March 31, 2023. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted a rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC rescinded previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While the Company's board of directors has not elected to designate the Investment Adviser as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.
Note 13. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from recent developments through the date the financial statements were issued. There have been no recent developments that require recognition or disclosure in these consolidated financial statements.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and the Board of Directors of New Mountain Guardian IV BDC, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian IV BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of March 31, 2023, and the related consolidated statements of operations, changes in members’ capital, and cash flows for the three-month period ended March 31, 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets, liabilities and members’ capital of the Company, including the consolidated schedule of investments, as of December 31, 2022, and the related consolidated statements of operations, changes in members’ capital and cash flows for the period from May 9, 2022 (commencement of operations) to December 31, 2022 (not presented herein); and in our report dated March 10, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets, liabilities, and members’ capital as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated statement of assets, liabilities and members’ capital from which it has been derived.
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
May 15, 2023

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
•the general economy, including interest and inflation rates;
•the impact of interest rate volatility, including the decommissioning of LIBOR and rising interest rates, on our business and our portfolio companies;
•our future operating results, our business prospects, and the adequacy of our cash resources and working capital;
•the ability of our portfolio companies to achieve their objectives;
•our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;
•the ability of New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") or its affiliates to attract and retain highly talented professionals;
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q.
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
We conducted a private offering (the "Private Offering") of units of our limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the 24-month period following the initial closing of Capital Commitments, which occurred on May 4, 2022 (the "Closing Period"). We may accept and draw down on Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments after the Closing Period. We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on May 9, 2022 (the "Initial Drawdown"). The investment period began on May 4, 2022 and will continue until May 4, 2028, the four-year anniversary of the Closing Period (the "Investment Period"). Our term is until May 4, 2030, six years from the end of the Closing Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors.
We established New Mountain Guardian IV SPV, L.L.C. ("GIV SPV") on July 26, 2022 as a wholly-owned direct subsidiary, whose assets are used to secure GIV SPV's credit facility. We established New Mountain Guardian IV Issuer SPV, L.L.C. ("GIV Issuer SPV") on October 28, 2022 as a wholly-owned direct subsidiary. As of March 31, 2023, there are no assets in GIV Issuer SPV.
Our investment objective is to generate current income and capital appreciation primarily by investing in or originating debt investments in companies that the Investment Adviser believes are "defensive growth" companies in non-cyclical industry niches where the Investment Adviser has developed strong proprietary research and operational advantages. We make investments through both primary originations and opportunistic open-market secondary purchases. We predominantly target loans to, and invest in, U.S. middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10.0 million and $200.0 million. In some cases, we may also include equity interest. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. We invest across the capital structure of middle market companies, primarily targeting first lien and unitranche loans and to a lesser extent second lien and passive preferred stock investments where the Investment Adviser has a high degree of conviction in the business. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last out” tranche. In some cases, our investments may also include equity interests. As of March 31, 2023, our top five industry concentrations were software, business services, healthcare, consumer services and education.
As of March 31, 2023, our members' capital was approximately $84.1 million and our portfolio had a fair value of approximately $192.0 million in 36 portfolio companies.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of March 31, 2023.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2023.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2023, we recognized PIK dividends from investments of less than $30 thousand, and PIK interest of approximately $0.1 million.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2023 and December 31, 2022, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, revolver fees, amendment fees, assignment fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by us for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable. Income received in exchange for the provision of services such as recurring administration services are also recognized as fee income in the period in which it was earned.
Monitoring of Portfolio Investments
We monitor the performance and financial trends of our portfolio companies on at least a quarterly basis. We attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy. Our portfolio monitoring procedures are designed to provide a simple yet comprehensive analysis of our portfolio companies based on their operating performance and underlying business characteristics, which in turn forms the basis of its Risk Rating (as defined below).
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
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Ratings of our portfolio companies as of March 31, 2023:

(in millions)	As of March 31, 2023
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	—	—%	—	—%
Green	191.4	100.0%	192.0	100.0%
	$191.4	100.0%	$192.0	100.0%
As of March 31, 2023, all investments in our portfolio had a Green Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $192.0 million in 36 portfolio companies at March 31, 2023 and approximately $123.2 million in 29 portfolio companies at December 31, 2022.

The following table shows our portfolio and investment activity for the three months ended March 31, 2023:

Three Months Ended
(in millions)	March 31, 2023
New investments in 16 portfolio companies	$67.3
Debt repayments in existing portfolio companies	(0.3)
Sales of securities in 0 portfolio companies	—
Change in unrealized appreciation on 18 portfolio company	1.5
Change in unrealized depreciation on 18 portfolio companies	(0.2)
Recent Accounting Standards Updates
See Part 1.—Financial Statements—Note 12. Recent Accounting Standards Updates for details on recent accounting standards updates.
Results of Operations for the Three Months Ended March 31, 2023
Revenue

Three Months Ended
(in thousands)	March 31, 2023
Interest income	$4,445
Dividend income	25
Fee income	799
Total investment income	$5,269
Investment income for the three months ended March 31, 2023 was driven by our deployment of capital and increasing invested balance.
Operating Expenses

Three Months Ended
(in thousands)	March 31, 2023
Management fee	$372
Less: management fee waiver	(186)
Net management fee	186
Interest and other financing expenses	1,936
Incentive fee	369
Administrative expenses	247
Organizational and offering expenses	201
Professional fees	187
Other general and administrative expenses	50
Net expenses	$3,176
Our management fees before waivers for the three months ended March 31, 2023 were approximately $0.4 million. Per the Investment Management Agreement (as defined below), the management fee will be reduced by 50% until the one-year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement). The base management fee may also be reduced by placement fees and a voluntary fee waiver made by the Investment Adviser. This resulted in net management fees of approximately $0.2 million.
We have incurred expenses related to our formation, organization and continuous offering of our common units. For the three months ended March 31, 2023, we incurred organizational and offering costs of approximately $0.2 million. We anticipate we will continue to incur organizational and offering expenses throughout the Closing Period.
Interest and other financing expenses for the three months ended March 31, 2023 were approximately $1.9 million, due to our entry into the BMO Subscription Line (as defined below) and UBS Credit Facility (as defined below).

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

Three Months Ended
(in thousands)	March 31, 2023
Net realized gains (losses) on investments	$—
Net change in unrealized appreciation of investments	1,290
Net realized and unrealized gain	$1,290
We had net unrealized appreciation which resulted in a net gain of approximately $1.3 million for the three months ended March 31, 2023 which was primarily driven by the overall increase in market prices of our investments during the period.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction from 200.0% to 150.0% of the minimum asset coverage ratio applicable to us. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of March 31, 2023, our asset coverage ratio was 181.4%.
Since our inception on March 18, 2022, we have entered into Subscription Agreements with several investors on various dates. We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On March 31, 2023 and December 31, 2022, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	March 31, 2023	December 31, 2022
Capital Commitments	$282.1	$249.4
Unfunded Capital Commitments	197.5	174.5
% of Capital Commitments funded	30.0%	30.0%
As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $2.9 million and $5.8 million, respectively. Our cash used in operating activities for the three months ended March 31, 2023 was approximately $59.4 million. We expect that all current liquidity needs will be met with cash flows from drawdowns on Capital Commitments, investments and operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2023 and December 31, 2022, we had outstanding commitments to third parties to fund investments totaling $39.5 million and $36.2 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2023 and December 31, 2022, we had commitment letters to purchase investments in the aggregate par amount of $0.0 million and $33.9 million, respectively, which could require funding in the future. As of March 31, 2023 and December 31, 2022, we had not entered into any bridge financing commitments which could require funding in the future.

Borrowings
BMO Subscription Line—On May 9, 2022, we entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (as amended, from time to time, and most recently amended on October 27, 2022, the "Loan Authorization Agreement"), which allows us to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $96.0 million (the "BMO Subscription Line"). All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of our unitholders. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Consolidated Statements of Assets, Liabilities and Members’ Capital and amortized as a charge against income as other financing costs over the life of the BMO Subscription Line. The BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.
As of March 31, 2023 and December 31, 2022, the outstanding balance on the BMO Subscription Line was $45.0 million and $53.7 million, respectively, and we were in compliance with the applicable covenants in the BMO Subscription Line on such dates.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the BMO Subscription Line for the three months ended March 31, 2023.
UBS Credit Facility—On January 25, 2023, our wholly-owned subsidiary, GIV SPV, entered into the Loan and Security Agreement (the "Loan and Security Agreement") as the borrower, us as collateral manager and equityholder, the lenders from time to time party thereto, UBS AG London Branch ("UBS"), as the administrative agent, U.S. Bank Trust Company, National Association as the collateral agent, and U.S. Bank National Association as the document custodian, which is structured as a secured revolving credit facility(the "UBS Credit Facility"). The UBS Credit Facility will mature on January 25, 2028 and has a maximum facility amount of $250.0 million. Under the UBS Credit Facility, GIV SPV is permitted to borrow up to 30.0%, 40.0%, 50.0%, 65.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by UBS. The UBS Credit Facility is non-recourse to us and is collateralized by all of the investments of GIV SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the UBS Credit Facility are capitalized on our Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the UBS Credit Facility. The UBS Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIV SPV investments, but rather to the performance of the underlying portfolio companies.
The UBS Credit Facility bears interest at a rate of Term SOFR plus 2.85% per annum. The UBS Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement). In connection with ramping the portfolio, we are in the process of amending the UBS Credit Facility in order to achieve more favorable terms, specifically relating to minimum utilization. In anticipation of this amendment, we have reclassed certain interest expense to prepaid interest in Other Assets on the Consolidated Statements of Assets, Liabilities and Members' Capital.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the UBS Credit Facility for the three months ended March 31, 2023.
As of March 31, 2023, the outstanding balance on the UBS Credit Facility was $58.4 million, and we were in compliance with the applicable covenants in the UBS Credit Facility on such date.
Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2023 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$45.0	$45.0	$—	$—	$—
UBS Credit Facility (2)	58.4	—	—	58.4	—
Total Contractual Obligations	$103.4	$45.0	$—	$58.4	$—

(1)Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($45.0 million as of March 31, 2023) are due on BMO's demand within 15 business days or on the date 6 months after each advance. The

BMO Subscription Line will terminate when all Capital Commitments have been funded. See "Borrowings", for material details on the BMO Subscription Line.
(2)Under the terms of the $250.0 million UBS Credit Facility, all outstanding borrowings under that facility ($58.4 million as of March 31, 2023) must be repaid on or before January 25, 2028. As of March 31, 2023, there was approximately $$191.6 million of possible capacity remaining under the UBS Credit Facility. See "Borrowings", for material details on the UBS Credit Facility.
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
Distributions and Dividends
Distributions declared to unitholders for the three months ended March 31, 2023 totaled approximately $2.6 million.
Tax characteristics of all distributions paid are reported to unitholders on Form 1099 or Form 1042 after the end of the calendar year. For the year ended December 31, 2022, total distributions declared were $2.6 million, of which the distributions were comprised of approximately 100.0% of ordinary income, 0.0% of long-term capital gains and 0.0% of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2023, approximately $0.1 million of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of March 31, 2023, $0.1 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets, Liabilities and Members' Capital.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57 (o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our unitholders and is consistent with our then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit us to complete follow-on investments in existing portfolio companies with certain affiliates that are private funds if such private funds do not hold an investment in such existing portfolio company, subject to certain conditions.
See Item 1.—Financial Statements—Note 5. Agreements and Related Parties in this Quarterly Report on Form 10-Q for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as LIBOR and SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the three months ended March 31, 2023, certain of the loans held in our portfolio had floating LIBOR or SOFR interest rates. As of March 31, 2023, approximately 95.5% of investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR or SOFR floor (includes investments bearing prime interest rate contracts) and approximately 4.5% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2023. Interest expense is calculated based on the terms of our outstanding revolving credit facility and BMO Subscription Line. For our floating rate credit facilities, we use the outstanding balance as of March 31, 2023. Interest expense on our floating rate credit facilities is calculated using the interest rate as of March 31, 2023, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(1.45)%
Base Interest Rate	—%
+100 Basis Points	5.80%
+200 Basis Points	11.60%
+300 Basis Points	17.40%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, and our consolidated subsidiary, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of March 31, 2023. From time to time, we or our consolidated subsidiary may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2023 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, other than those set forth below.
Covenant-lite loans may offer us fewer protections than traditional investments.
Some of our debt investments may have less restrictive covenant terms that provide us with fewer protections, called "covenant-lite" loans, that generally provide for fewer restrictions on the borrower's operations and use of proceeds than do debt instruments that contain traditional financial and operating covenants. In particular, borrowers under such covenant-lite loans often have greater flexibility in how they use proceeds of such borrowings, as well as how they operate their business and manage their financial condition. As a result, we may face challenges in recovering on such covenant-lite loans, to the extent they go into distress, and may lack options that would normally be available to us as a lender under more traditional debt structures.
Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.
The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted and others may be materially and adversely impacted. Our business is dependent on bank relationships, and we are proactively monitoring the financial health of banks with which we (or our portfolio companies) do or may in the future do business. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.
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
10.1
Loan and Security Agreement, dated as of January 25, 2023, by and among New Mountain Guardian IV SPV, L.L.C., as borrower, New Mountain Guardian IV BDC, L.L.C., as collateral manager, equityholder, and seller, the lenders from time to time party thereto, UBS AG London Branch, as the administrative agent, U.S. Bank Trust Company, National Association, as the collateral agent, and U.S. Bank National Association as the document custodian(3)

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
(3)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s Current Report on Form 8-K filed on January 31, 2023.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2023.

NEW MOUNTAIN GUARDIAN IV BDC, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ LAURA C. HOLSON
Laura C. Holson Chief Financial Officer (Principal Financial and Accounting Officer), Chief Operating Officer and Treasurer