Form 10-Q
period 2023-09-30
New Mountain Guardian IV BDC, L.L.C.
filed 2023-11-13
CIK 1925531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2023

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
_________________________________________________________________________________

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive offices, telephone number and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
000-56437	New Mountain Guardian IV BDC, L.L.C. 1633 Broadway, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Organization: Delaware	88-1377220
_________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of November 13, 2023 was 23,525,081. As of September 30, 2023, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	New Mountain Guardian IV BDC, L.L.C.
	Consolidated Statements of Assets, Liabilities and Members' Capital as of September 30, 2023 (unaudited) and December 31, 2022	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2023 (unaudited), for the three months ended September 30, 2022 (unaudited) and for the period from May 9, 2022 (commencement of operations) to September 30, 2022 (unaudited)	4
	Consolidated Statements of Changes in Members' Capital for the three and nine months ended September 30, 2023 (unaudited), for the three months ended September 30, 2022 (unaudited) and for the period from May 9, 2022 (commencement of operations) to September 30, 2022 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 (unaudited) and for the period from May 9, 2022 (commencement of operations) to September 30, 2022 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2023 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2022	16
	Notes to the Consolidated Financial Statements of New Mountain Guardian IV BDC, L.L.C. (unaudited)	21
	Report of Independent Registered Public Accounting Firm	42

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 4.	Controls and Procedures	58

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	59
Item 1A.	Risk Factors	59
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	60
Item 3.	Defaults Upon Senior Securities	60
Item 4.	Mine Safety Disclosures	60
Item 5.	Other Information	60
Item 6.	Exhibits	61
	Signatures	62

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Non-controlled/non-affiliated investments at fair value (cost of $341,278 and $123,436, respectively)	$348,965	$123,211
Cash and cash equivalents	34,982	5,793
Interest and dividend receivable	3,365	826
Receivable from unsettled securities sold	719	—
Other assets	123	130
Total assets	$388,154	$129,960
Liabilities
Borrowings
UBS Credit Facility	$125,000	$—
BMO Subscription Line	—	53,700
Deferred financing costs (net of accumulated amortization of $270 and $11, respectively)	(1,542)	(24)
Net borrowings	123,458	53,676
Payable for unsettled securities purchased	15,674	—
Distribution payable	4,142	1,336
Interest payable	1,337	363
Incentive fee payable	674	208
Management fee payable	661	111
Payable to affiliate	150	167
Other liabilities	1,445	582
Total liabilities	147,541	56,443
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 23,525,081 and 7,525,831 units issued and outstanding, respectively	234,676	74,684
Accumulated underdistributed (overdistributed) earnings	5,937	(1,167)
Total members' capital	$240,613	$73,517
Total liabilities and members' capital	$388,154	$129,960
Outstanding common membership units	23,525,081	7,525,831
Members' capital per unit	$10.23	$9.77
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022(1)
Investment income
Interest income	$8,182	$1,150	$18,685	$1,286
PIK interest income	668	—	967	—
Dividend income	26	23	75	25
Fee income	1,162	831	2,216	1,402
Total investment income	10,038	2,004	21,943	2,713
Expenses
Interest and other financing expenses	3,797	392	8,522	424
Management fee	675	280	1,489	376
Incentive fee	674	137	1,454	137
Organizational and offering expenses	569	179	987	884
Administrative expenses	299	225	862	370
Professional fees	200	168	617	259
Other general and administrative expenses	116	33	270	60
Total expenses	6,330	1,414	14,201	2,510
Less: management fees waived (See Note 5)	(14)	(185)	(295)	(249)
Less: expenses waived (See Note 5)	(95)	—	(201)	—
Net expenses	6,221	1,229	13,705	2,261
Net investment income (loss)	3,817	775	8,238	452
Net realized gains (losses) on investments	1	—	1	—
Net change in unrealized appreciation (depreciation) of investments	4,469	(650)	7,912	(884)
Net realized and unrealized gains (losses)	4,470	(650)	7,913	(884)
Net increase (decrease) in members' capital resulting from operations	$8,287	$125	$16,151	$(432)
Earnings (loss) per unit (basic & diluted)	$0.62	$0.04	$1.63	$(0.19)
Weighted average common units outstanding - basic & diluted (See Note 10)	13,436,959	2,871,043	9,928,134	2,263,817

(1)     For the nine months ended September 30, 2022, amounts represent the period from May 9, 2022 (commencement of operations) to September 30, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022(1)
Increase (Decrease) in members' capital resulting from operations:
Net investment income (loss)	$3,817	$775	$8,238	$452
Net realized gains (losses) on investments	1	—	1	—
Net change in unrealized appreciation (depreciation) of investments	4,469	(650)	7,912	(884)
Net increase (decrease) in members' capital resulting from operations	8,287	125	16,151	(432)
Capital transactions
Contributions	150,167	15,200	159,992	39,779
Placement fees	(14)	(25)	(14)	(25)
Distributions declared to unitholders from net investment income	(4,142)	(1,092)	(9,033)	(1,268)
Total net (decrease) increase in members' capital resulting from capital transactions	146,011	14,083	150,945	38,486
Net increase in members' capital	154,298	14,208	167,096	38,054
Members' capital at the beginning of the period	86,315	23,847	73,517	1
Members' capital at the end of the period	$240,613	$38,055	$240,613	$38,055

Capital unit activity
Units issued	15,016,750	1,520,000	15,999,250	3,977,900

(1)     For the nine months ended September 30, 2022, amounts represent the period from May 9, 2022 (commencement of operations) to September 30, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022(1)
Cash flows from operating activities
Net increase (decrease) in members' capital resulting from operations	$16,151	$(432)
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	(1)	—
Net change in unrealized (appreciation) depreciation of investments	(7,912)	884
Amortization of purchase discount	(1,048)	(41)
Amortization of deferred financing costs	259	7
Amortization of deferred offering costs	66	60
Non-cash investment income	(625)	—
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(217,131)	(83,830)
Proceeds from sales and paydowns of investments	1,766	38
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	42	49
Cash paid for purchase of drawn portion of revolving credit facilities	(309)	(55)
Cash paid on drawn revolvers	(1,732)	(51)
Cash repayments on drawn revolvers	1,197	40
Receivable from unsettled securities sold	(719)	—
Interest and dividend receivable	(2,539)	(596)
Other assets	(60)	(55)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	15,674	—
Interest payable	974	173
Management fee payable	550	95
Incentive fee payable	466	137
Payable to affiliates	(17)	121
Other liabilities	864	1,039
Net cash flows used in operating activities	(194,084)	(82,417)
Cash flows from financing activities
Distributions	(6,227)	(176)
Net proceeds from issuance of common units	159,992	39,779
Proceeds from BMO Subscription Line	192,100	95,600
Repayment of BMO Subscription Line	(245,800)	(38,000)
Proceeds from UBS Credit Facility	132,700	—
Repayment of UBS Credit Facility	(7,700)	—
Placement fees paid	(42)	—
Deferred offering costs paid	—	(1)
Deferred financing costs paid	(1,750)	(32)
Net cash flows provided by financing activities	223,273	97,170
Net (decrease) increase in cash and cash equivalents	29,189	14,753
Cash and cash equivalents at the beginning of the period	5,793	1
Cash and cash equivalents at the end of the period	$34,982	$14,754

Supplemental disclosure of cash flow information
Cash interest paid	$6,854	$244
Non-cash financing activities:
Distributions declared and payable	$4,143	$1,092
Accrual for deferred credit facility costs	27	3
Accrual for placement fees	—	25
Accrual for deferred offering costs	—	151

(1)     For the nine months ended September 30, 2022, amounts represent the period from May 9, 2022 (commencement of operations) to September 30, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Nielsen Consumer Inc.**
Business Services	First lien (2)	SOFR(M)	+	6.25%	11.57%	02/2023	03/2028	$21,455	$20,236	$21,139	8.79%
Coupa Holdings, LLC
Software	First lien (2)(4)	SOFR(M)	+	7.50%	12.82%	02/2023	02/2030	19,683	19,453	19,683	8.18%
Sierra Enterprises, LLC
Food & Beverage	First lien (2)(4)	SOFR(Q)*	+	2.50%+4.25%/PIK	12.12%	07/2023	05/2027	11,987	9,386	11,111
	First lien (4)	SOFR(Q)*	+	2.50% +4.25%/PIK	12.12%	04/2023	05/2027	8,528	7,083	7,904
								20,515	16,469	19,015	7.90%
Syndigo LLC
Software	First lien (2)	SOFR(M)	+	4.50%	9.93%	08/2023	12/2027	17,221	16,188	16,146
	Second lien (2)(4)	SOFR(Q)	+	8.00%	13.67%	10/2022	12/2028	1,475	1,088	1,419
								18,696	17,276	17,565	7.30%
Pye-Barker Fire & Safety, LLC
Business Services	First lien (2)	SOFR(Q)	+	5.50%	11.04%	09/2023	11/2027	17,455	17,368	17,367	7.22%
Virtusa Corporation
Business Services	Subordinated	Fixed(S)	+	7.13%	7.13%	07/2022	12/2028	16,420	13,177	13,280	5.52%
More Cowbell II LLC
Business Services	First lien (2)(4)	SOFR(S)	+	6.25%	11.73%	08/2023	09/2030	12,212	12,121	12,119
	First lien (4)(5) - Drawn	SOFR(Q)	+	6.25%	11.68%	08/2023	09/2029	341	338	338
								12,553	12,459	12,457	5.18%
iCIMS, Inc.
Software	First lien (2)	SOFR(Q)*	+	3.38%+3.88%/PIK	12.63%	08/2022	08/2028	9,587	9,519	9,491
	First lien	SOFR(Q)*	+	3.38% +3.88%/PIK	12.63%	08/2022	08/2028	2,797	2,772	2,769
	First lien (5) - Drawn	SOFR(Q)	+	6.75%	12.14%	08/2022	08/2028	152	153	151
								12,536	12,444	12,411	5.16%
Oranje Holdco, Inc.
Education	First lien (2)(4)	SOFR(Q)	+	7.75%	13.12%	02/2023	02/2029	11,667	11,534	11,667	4.85%
CoreTrust Purchasing Group LLC
Business Services	First lien (2)(4)	SOFR(M)	+	6.75%	12.07%	09/2022	10/2029	10,088	9,954	10,088	4.19%
CommerceHub, Inc.
Software	First lien (2)(4)	SOFR(Q)	+	6.25%	11.77%	06/2023	12/2027	9,861	9,216	9,861	4.10%
Disco Parent, Inc.
Software	First lien (2)(4)	SOFR(Q)	+	7.50%	12.92%	03/2023	03/2029	8,900	8,796	8,900	3.70%
Optiv Parent Inc.
Software	First lien (2)	SOFR(S)	+	5.25%	10.34%	04/2023	07/2026	9,111	8,827	8,815	3.66%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Knockout Intermediate Holdings I Inc. (7)
Kaseya Inc.
Software	First lien (2)(4)	SOFR(Q)*	+	3.75%+2.50%/PIK	11.62%	06/2022	06/2029	$7,815	$7,766	$7,815
	First lien (4)(5) - Drawn	SOFR(M)*	+	3.75%+2.50%/PIK	11.57%	06/2022	06/2029	120	119	120
	First lien (4)(5) - Drawn	SOFR(Q)*	+	3.75% +2.50%/PIK	11.62%	06/2022	06/2029	29	29	29
								7,964	7,914	7,964	3.31%
Avalara, Inc.
Software	First lien (2)(4)	SOFR(Q)	+	7.25%	12.64%	10/2022	10/2028	7,955	7,867	7,955	3.31%
Cloudera, Inc.
Software	Second lien (2)	SOFR(M)	+	6.00%	11.42%	10/2022	10/2029	7,900	6,632	7,531	3.13%
DS Admiral Bidco, LLC
Software	First lien (2)(4)	SOFR(Q)	+	7.00%	12.39%	12/2022	03/2028	7,491	7,389	7,491	3.11%
Foundational Education Group, Inc.
Education	Second lien (2)(4)	SOFR(Q)	+	6.50%	12.13%	05/2022	08/2029	7,333	6,321	7,161	2.98%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (2)(4)	SOFR(Q)	+	5.75%	11.17%	08/2022	08/2029	6,574	6,518	6,574	2.73%
Xactly Corporation
Software	First lien (4)	SOFR(Q)	+	7.25%	12.77%	02/2023	07/2025	6,547	6,510	6,547	2.72%
Bluefin Holding, LLC
Software	First lien	SOFR(S)	+	7.25%	12.72%	09/2023	09/2029	6,351	6,271	6,271	2.61%
Zest Acquisition Corp.
Healthcare	First lien (2)	SOFR(M)	+	5.50%	10.82%	04/2023	03/2025	6,215	6,040	6,101	2.54%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated (4)	SOFR(Q)	+	8.25%	13.74%	07/2022	07/2029	3,150	3,114	3,150
	First lien (2)(4)	SOFR(M)	+	5.75%	11.17%	07/2022	07/2028	2,729	2,707	2,729
								5,879	5,821	5,879	2.44%
Radwell Parent, LLC
Distribution & Logistics	First lien (2)(4)	SOFR(Q)	+	6.75%	12.14%	11/2022	04/2029	5,506	5,432	5,506
	First lien (4)(5) - Drawn	SOFR(Q)	+	6.75%	12.14%	11/2022	04/2028	83	83	83
								5,589	5,515	5,589	2.32%
Panzura Holdings, LLC (8)
Panzura, LLC
Software	First lien (4)	Fixed(Q)*	+	2.00% +13.00%/PIK	15.00%	08/2023	08/2027	6,000	5,411	5,400	2.24%
RxB Holdings, Inc.
Healthcare	First lien (2)(4)	SOFR(M)	+	5.25%	10.57%	06/2023	12/2027	5,255	5,130	5,255	2.18%
Project Ruby Ultimate Parent Corp.
Healthcare	First lien (2)(4)	SOFR(M)	+	5.75%	11.18%	08/2022	03/2028	4,950	4,889	4,985	2.07%
Geo Parent Corporation
Business Services	First lien (2)(4)	SOFR(S)	+	5.25%	10.80%	04/2023	12/2028	4,974	4,845	4,974	2.07%
Bracket Intermediate Holding Corp.
Healthcare	First lien (2)	SOFR(Q)	+	5.00%	10.49%	05/2023	05/2028	4,960	4,821	4,965	2.06%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

IMO Investor Holdings, Inc.
Healthcare	First lien (2)(4)	SOFR(Q)	+	6.00%	11.36%	05/2022	05/2029	$4,558	$4,521	$4,457
	First lien (4)(5) - Drawn	SOFR(S)	+	6.00%	11.04%	05/2022	05/2029	295	292	288
	First lien (4)(5) - Drawn	SOFR(S)	+	6.00%	11.42%	05/2022	05/2028	88	88	86
								4,941	4,901	4,831	2.01%
Smile Doctors LLC
Healthcare	First lien (2)(4)	SOFR(Q)	+	5.90%	11.15%	05/2022	12/2028	3,843	3,819	3,813
	First lien (2)(4)(5) - Drawn	SOFR(Q)	+	5.90%	11.25%	05/2022	12/2028	693	680	688
								4,536	4,499	4,501	1.87%
Affinipay Midco, LLC
Software	First lien (2)(4)	SOFR(S)	+	5.50%	10.39%	07/2022	06/2028	4,148	4,114	4,148	1.72%
Foreside Financial Group, LLC
Business Services	First lien (2)(4)	SOFR(Q)	+	5.25%	10.82%	05/2022	09/2027	3,587	3,561	3,587
	First lien (4)(5) - Drawn	SOFR(Q)	+	5.25%	10.79%	05/2022	09/2027	58	58	58
	First lien (4)	SOFR(Q)	+	5.25%	10.82%	05/2022	09/2027	29	28	29
								3,674	3,647	3,674	1.53%
Project Power Buyer, LLC
Software	First lien (2)(4)	SOFR(Q)	+	7.00%	12.39%	01/2023	05/2026	3,562	3,519	3,562	1.48%
WatchGuard Technologies, Inc.
Software	First lien (2)	SOFR(M)	+	5.25%	10.57%	08/2022	07/2029	3,750	3,645	3,541	1.47%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (2)(4)(5) - Drawn	SOFR(Q)	+	6.00%	11.54%	07/2022	12/2027	3,452	3,424	3,424	1.42%
WEG Sub Intermediate Holdings, LLC
Financial Services	Subordinated (4)	Fixed(Q)*	+	15.00%/PIK	15.00%	05/2023	05/2033	3,333	3,285	3,283	1.36%
Groundworks, LLC
Consumer Services	First lien (2)(4)	SOFR(Q)	+	6.50%	11.81%	03/2023	03/2030	3,056	3,014	3,011	1.25%
Anaplan, Inc.
Software	First lien (2)(4)	SOFR(M)	+	6.50%	11.82%	06/2022	06/2029	3,000	2,975	3,000	1.25%
DOCS, MSO, LLC
Healthcare	First lien (2)(4)	SOFR(M)	+	5.75%	11.18%	06/2022	06/2028	3,004	3,004	2,956	1.23%
Barracuda Parent, LLC
Software	First lien (2)	SOFR(Q)	+	4.50%	9.87%	05/2022	08/2029	2,978	2,939	2,948	1.23%
KWOR Acquisition, Inc.
Business Services	First lien (2)(4)	SOFR(M)	+	5.25%	10.67%	06/2022	12/2028	1,926	1,910	1,926
	First lien (4)(5) - Drawn	SOFR(M)	+	5.25%	10.67%	06/2022	12/2028	561	556	561
								2,487	2,466	2,487	1.03%
AWP Group Holdings, Inc.
Business Services	First lien (2)(4)	SOFR(Q)	+	5.50%	10.99%	08/2023	12/2029	2,001	1,981	1,981
	First lien (4)(5) - Drawn	SOFR(Q)	+	5.50%	10.99%	08/2023	12/2029	166	165	165
	First lien (4)(5) - Drawn	SOFR(Q)	+	5.50%	10.99%	08/2023	12/2029	51	51	51
								2,218	2,197	2,197	0.91%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

KENG Acquisition, Inc.
Business Services	First lien (2)(4)	SOFR(Q)	+	6.25%	11.64%	08/2023	08/2029	$1,857	$1,834	$1,834
	First lien (4)(5) - Drawn	SOFR(Q)	+	6.25%	11.64%	08/2023	08/2029	231	228	228
	First lien (4)(5) - Drawn	SOFR(Q)	+	6.25%	11.64%	08/2023	08/2029	56	56	56
								2,144	2,118	2,118	0.88%
Eisner Advisory Group LLC
Financial Services	First lien (2)	SOFR(M)	+	5.25%	10.68%	05/2022	07/2028	1,918	1,895	1,919	0.80%
Houghton Mifflin Harcourt Company
Education	First lien (2)	SOFR(Q)	+	5.25%	10.67%	09/2023	04/2029	1,995	1,880	1,880	0.78%
Al Altius US Bidco, Inc.
Business Services	First lien (2)(4)	SOFR(S)	+	5.08%	10.57%	07/2023	12/2028	1,744	1,727	1,732	0.72%
KPSKY Acquisition Inc.
Business Services	First lien (4)(5) - Drawn	SOFR(Q)	+	5.25%	10.71%	06/2022	10/2028	1,254	1,244	1,254	0.52%
Fortis Solutions Group, LLC
Packaging	First lien (4)(5) - Drawn	SOFR(Q)	+	5.50%	11.00%	06/2022	10/2028	382	380	377	0.16%
USRP Holdings, Inc.
Business Services	First lien (4)(5) - Drawn	SOFR(Q)	+	5.75%	11.29%	07/2023	07/2027	336	330	336	0.14%
Total Funded Debt Investments - United States								$348,789	$332,306	$340,069	141.33%
Funded Debt Investments - United Kingdom
Trident Bidco Limited**
Business Services	First lien (2)(4)	SOFR(Q)	+	5.00%	10.31%	06/2022	06/2029	$3,711	$3,681	$3,711
	First lien (2)(4)	SOFR(Q)	+	5.00%	10.31%	09/2022	06/2029	663	658	663
								4,374	4,339	4,374	1.82%
Total Funded Debt Investments - United Kingdom								$4,374	$4,339	$4,374	1.82%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (2)(4)	SOFR(M)	+	7.25%	12.58%	12/2022	12/2029	$3,454	$3,407	$3,454	1.44%
Total Funded Debt Investments - Australia								$3,454	$3,407	$3,454	1.44%
Total Funded Debt Investments								$356,617	$340,052	$347,897	144.59%
Equity - United States
Knockout Intermediate Holdings I Inc. (7)
Software	Preferred shares (4)	—		—	—	06/2022	—	789	$876	$886	0.37%
Panzura Holdings, LLC (8)
Software	Ordinary Shares (3)	—		—	—	09/2023	—	88,767	480	480	0.20%
Total Shares - United States									$1,356	$1,366	0.57%
Total Shares									$1,356	$1,366	0.57%
Total Funded Investments									$341,408	$349,263	145.16%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Unfunded Debt Investments - United States
Affinipay Midco, LLC
Software	First lien (4)(5) - Undrawn	—	—	—	07/2022	06/2024	$588	$—	$—
	First lien (4)(5) - Undrawn	—	—	—	07/2022	06/2028	279	(2)	—
							867	(2)	—	—%
KWOR Acquisition, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2024	1,494	—	—	—%
Avalara, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	10/2022	10/2028	795	(8)	—	—%
KPSKY Acquisition Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2024	512	—	—	—%
CoreTrust Purchasing Group LLC
Business Services	First lien (4)(5) - Undrawn	—	—	—	09/2022	09/2024	1,480	—	—
	First lien (4)(5) - Undrawn	—	—	—	09/2022	10/2029	1,480	(19)	—
							2,960	(19)	—	—%
Coupa Holdings, LLC
Software	First lien (4)(5) - Undrawn	—	—	—	02/2023	08/2024	1,757	—	—
	First lien (4)(5) - Undrawn	—	—	—	02/2023	02/2029	1,346	(15)	—
							3,103	(15)	—	—%
Disco Parent, Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	03/2023	03/2029	890	(10)	—	—%
Foreside Financial Group, LLC
Business Services	First lien (4)(5) - Undrawn	—	—	—	05/2022	05/2024	491	—	—
	First lien (4)(5) - Undrawn	—	—	—	05/2022	09/2027	165	(2)	—
							656	(2)	—	—%
Higginbotham Insurance Agency, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	08/2023	08/2025	20,500	—	—	—%
Knockout Intermediate Holdings I Inc. (7)
Kaseya Inc.
Software	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2024	447	—	—
	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2029	357	(3)	—
							804	(3)	—	—%
Oranje Holdco, Inc.
Education	First lien (4)(5) - Undrawn	—	—	—	02/2023	02/2029	1,458	(16)	—	—%
GC Waves Holdings, Inc.
Financial Services	First lien (4)(5) - Undrawn	—	—	—	07/2023	12/2024	5,000	—	—	—%
Radwell Parent, LLC
Distribution & Logistics	First lien (4)(5) - Undrawn	—	—	—	11/2022	04/2028	333	(5)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Accession Risk Management Group, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	08/2023	02/2025	$4,500	$—	$—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (4)(5) - Undrawn	—	—	—	06/2023	06/2024	3,051	—	—	—%
USRP Holdings, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	07/2023	07/2025	1,990	—	—	—%
Project Power Buyer, LLC
Software	First lien (4)(5) - Undrawn	—	—	—	01/2023	05/2025	184	(2)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (4)(5) - Undrawn	—	—	—	08/2022	08/2029	426	(4)	—
	First lien (5) - Undrawn	—	—	—	09/2023	09/2025	17,084	—	—
							17,510	(4)	—	—%
iCIMS, Inc.
Software	First lien (5) - Undrawn	—	—	—	08/2022	08/2024	2,831	—	—
	First lien (5) - Undrawn	—	—	—	08/2022	08/2028	761	(7)	(8)
							3,592	(7)	(8)	(0.00)%
Smile Doctors LLC
Healthcare	First lien (2)(4)(5) - Undrawn	—	—	—	05/2022	03/2025	438	—	(3)
	First lien (4)(5) - Undrawn	—	—	—	06/2023	03/2025	570	—	(5)
							1,008	—	(8)	(0.00)%
Bluefin Holding, LLC
Software	First lien (5) - Undrawn	—	—	—	09/2023	09/2029	626	(8)	(8)	(0.00)%
Groundworks, LLC
Consumer Services	First lien (4)(5) - Undrawn	—	—	—	03/2023	03/2029	181	(2)	(3)
	First lien (4)(5) - Undrawn	—	—	—	03/2023	09/2024	375	—	(6)
							556	(2)	(9)	(0.00)%
More cowbell II LLC
Business Services	First lien (4)(5) - Undrawn	—	—	—	08/2023	09/2025	1,330	—	—
	First lien (4)(5) - Undrawn	—	—	—	08/2023	09/2029	1,389	(10)	(10)
							2,719	(10)	(10)	(0.00)%
FS WhiteWater Borrower, LLC
Consumer Services	First lien (2)(4)(5) - Undrawn	—	—	—	07/2022	07/2024	1,330	—	(11)	(0.00)%
DOCS, MSO, LLC
Healthcare	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2028	282	—	(4)
	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2024	494	—	(8)
							776	—	(12)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

AWP Group Holdings, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	08/2023	12/2029	$244	$(2)	$(2)
	First lien (4)(5) - Undrawn	—	—	—	08/2023	08/2025	1,026	—	(10)
							1,270	(2)	(12)	(0.00)%
KENG Acquisition, Inc.
Business Services	First lien (4)(5) - Undrawn	—	—	—	08/2023	08/2029	450	(6)	(6)
	First lien (4)(5) - Undrawn	—	—	—	08/2023	08/2025	1,176	—	(15)
							1,626	(6)	(21)	(0.01)%
IMO Investor Holdings, Inc.
Healthcare	First lien (4)(5) - Undrawn	—	—	—	05/2022	05/2028	460	(5)	(10)
	First lien (4)(5) - Undrawn	—	—	—	05/2022	05/2024	800	—	(18)
							1,260	(5)	(28)	(0.01)%
Fortis Solutions Group, LLC
Packaging	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2024	5,589	—	(61)	(0.04)%
Sun Acquirer Corp.
Consumer Services	First lien (4)(5) - Undrawn	—	—	—	06/2022	06/2024	5,000	—	(110)	(0.06)%
Total Unfunded Debt Investments - United States							$91,959	$(126)	$(298)	(0.12)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First lien (4)(5) - Undrawn	—	—	—	12/2022	12/2028	$320	$(4)	$—	—%
Total Unfunded Debt Investments - Australia							$320	$(4)	$—	—%
Total Unfunded Debt Investments							$92,279	$(130)	$(298)	(0.12)%
Total Non-Controlled/Non-Affiliated Investments								$341,278	$348,965	145.04%
Total Investments								$341,278	$348,965	145.04%

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
(3)Investment is held by New Mountain Guardian IV Panzura, Inc.
(4)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(5)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of September 30, 2023.
(7)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Kaseya, Inc., a wholly-owned subsidiary of Knockout Intermediate Holdings I, Inc. The preferred equity is entitled to receive cumulative preferential dividends at a rate of 11.75% per annum.
(8)The Company holds investments in Panzura Holdings, LLC and a wholly-owned subsidiary of Panzura Holdings, LLC. The Company holds a first lien term loan in Panzura, LLC, and common equity in Panzura Holdings, LLC.
*    All or a portion of interest contains payment in kind ("PIK") interest.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2023, 7.46% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2023
(unaudited)

September 30, 2023
Investment Type	Percent of Total Investments at Fair Value
First lien	89.34%
Second lien	4.62%
Subordinated	5.65%
Equity and other	0.39%
Total investments	100.00%

September 30, 2023
Industry Type	Percent of Total Investments at Fair Value
Software	41.54%
Business Services	30.60%
Healthcare	9.61%
Education	5.93%
Food & Beverage	5.45%
Consumer Services	3.69%
Distribution & Logistics	1.60%
Financial Services	1.49%
Packaging	0.09%
Total investments	100.00%

September 30, 2023
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	93.45%
Fixed rates	6.55%
Total investments	100.00%
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

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C.
September 30, 2023
(in thousands, except unit data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Guardian IV BDC, L.L.C. (the "Company") is a Delaware limited liability company formed on March 18, 2022. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be treated for U.S. federal income tax purposes, and intends to continue to comply with the requirements to continue to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $45 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
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
The Company established New Mountain Guardian IV SPV, L.L.C. (“GIV SPV”) on July 26, 2022 as a wholly-owned direct subsidiary, whose assets are used to secure GIV SPV's credit facility. The Company established New Mountain Guardian IV Issuer SPV, L.L.C. ("GIV Issuer SPV") on October 28, 2022 as a wholly-owned direct subsidiary. As of September 30, 2023, there were no assets held by GIV Issuer SPV. The Company established New Mountain Guardian IV Panzura, Inc. ("GIV Panzura") as a wholly-owned direct subsidiary, which is treated as a corporation for U.S. federal income tax purposes and is intended to facilitate the Company's compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in one of the Company's portfolio companies organized as a limited liability company (or other form of pass-through entities). The Company consolidates GIV Panzura for accounting purposes but the corporation is not consolidated for U.S. federal income tax purposes, and may incur U.S. federal income tax expense as a result of its ownership of the portfolio company.
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
As of September 30, 2023, the Company's top five industry concentrations were software, business services, healthcare, education and food & beverage.
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946"). The Company consolidates its wholly-owned direct subsidiaries GIV SPV, GIV Issuer SPV and GIV Panzura.
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
The Company's interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2023 and December 31, 2022.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2023, the Company recognized PIK dividends from investments of $26 and $75, respectively, and PIK interest from investments of $668 and $967, respectively. For the three months ended September 30, 2022 and for the period from May 9, 2022 (commencement of operations) to September 30, 2022, the Company recognized PIK dividends from investments of $23 and $25, respectively and no PIK interest from investments.

Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2023 and December 31, 2022, no investments were on non-accrual status.
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
Income taxes—The Company was treated as a disregarded entity wholly owned by New Mountain Finance Advisers, L.L.C. for the period beginning with the date of its inception on March 18, 2022 through May 5, 2022. The Company has elected to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code with the filing of its first tax return for the year ending December 31, 2022, and thereafter intends to comply with the requirements to qualify and maintain its status as a RIC annually. As a RIC, the Company is not subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to its unitholders.
To continue to qualify and be subject to tax treatment as a RIC, the Company is required to meet certain income and asset diversification tests in addition to timely distributing at least 90.0% of its investment company taxable income, as defined by the Code. Since U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes.
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
Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for U.S. federal income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and U.S. federal income tax purposes.
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740 ("ASC740") through December 31, 2022. The 2022 tax year remains subject to examination by the U.S. Federal, state, and local tax authorities.
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
Note 3. Investments
At September 30, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$306,305	$311,775
Second lien	14,041	16,111
Subordinated	19,576	19,713
Equity and other	1,356	1,366
Total investments	$341,278	$348,965

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$142,499	$144,943
Business Services	105,292	106,767
Healthcare	33,279	33,546
Education	19,719	20,708
Food & Beverage	16,469	19,015
Consumer Services	12,950	12,879
Distribution & Logistics	5,510	5,589
Financial Services	5,180	5,202
Packaging	380	316
Total investments	$341,278	$348,965
At December 31, 2022, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$100,860	$99,866
Second lien	10,991	11,852
Subordinated	10,806	10,730
Equity and other	779	763
Total investments	$123,436	$123,211
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$60,274	$60,506
Business Services	29,285	29,035
Healthcare	14,727	14,506
Consumer Services	6,343	6,138
Education	5,442	5,858
Distribution & Logistics	5,459	5,321
Financial Services	1,906	1,847
Total investments	$123,436	$123,211
As of September 30, 2023, the Company had unfunded commitments on revolving credit facilities of $12,426 and no unfunded commitments on bridge facilities. As of September 30, 2023, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $79,853. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of September 30, 2023.
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

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of September 30, 2023:

	Total	Level I	Level II	Level III
First lien	$311,775	$—	$28,289	$283,486
Second lien	16,111	—	7,531	8,580
Subordinated	19,713	—	13,280	6,433
Equity and other	1,366	—	—	1,366
Total investments	$348,965	$—	$49,100	$299,865
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2022:

	Total	Level I	Level II	Level III
First lien	$99,866	$—	$6,518	$93,348
Second lien	11,852	—	4,613	7,239
Subordinated	10,730	—	7,653	3,077
Equity and other	763	—	—	763
Total investments	$123,211	$—	$18,784	$104,427
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, June 30, 2023	$196,233	$173,615	$15,350	$6,382	$886
Total gains or losses included in earnings:
Net change in unrealized appreciation of investments	4,501	4,031	419	51	—
Purchases, including capitalized PIK and revolver fundings	99,335	98,855	—	—	480
Proceeds from paydowns of investments	(567)	(567)	—	—	—
Transfers into Level III(1)	9,475	9,475	—	—	—
Transfers out of Level III(1)	(9,112)	(1,923)	(7,189)	—	—
Fair Value, September 30, 2023	$299,865	$283,486	$8,580	$6,433	$1,366
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$4,501	$4,031	$419	$51	$—

(1)     As of September 30, 2023, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2022	$104,427	$93,348	$7,239	$3,077	$763
Total gains or losses included in earnings:
Net change in unrealized appreciation of investments	7,337	6,697	541	73	26
Purchases, including capitalized PIK and revolver fundings	192,083	187,423	800	3,283	577
Proceeds from paydowns of investments	(2,135)	(2,135)	—	—	—
Transfers out of Level III(1)	(1,847)	(1,847)	—	—	—
Fair Value, September 30, 2023	$299,865	$283,486	$8,580	$6,433	$1,366
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$7,337	$6,697	$541	$73	$26

(1)     As of September 30, 2023, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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

(1)     As of September 30, 2022, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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
Except as noted in the tables above, there were no transfers in or out of Level I, II, or III during the three and nine months ended September 30, 2023 or for the three months ended September 30, 2022 and the period from May 9, 2022 (commencement of operations) to September 30, 2022. Transfers into Level III occur as quotations obtained through pricing services, are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Company Performance, Financial Review, and Analysis:    Prior to investment, as part of its due diligence process, the Company evaluates the overall performance and financial stability of the portfolio company. Post investment, the Company analyzes each portfolio company's current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting its revenue and EBITDA growth, margin trends, liquidity position, covenant compliance and changes to its capital structure. The Company also attempts to identify and subsequently track any developments at the portfolio company within its customer or vendor base, or within the industry or the macroeconomic environment generally, that may alter any material element of its original investment thesis. This analysis is specific to each portfolio company. The Company leverages the knowledge gained from its original due diligence process, augmented by this subsequent monitoring, to continually refine its outlook for each of its portfolio companies and ultimately form the valuation of its investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Company will consider the pricing indicated by the external event to corroborate the private valuation.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2023 and December 31, 2022, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2023 and December 31, 2022, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2023 were as follows:

				Range
Type	Fair Value as of September 30, 2023	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$208,288	Market & income approach	EBITDA multiple	5.0x	27.0x	16.5x
			Revenue multiple	4.0x	17.0x	9.4x
			Discount rate	7.2%	19.2%	11.3%
	16,146	Market quote	Broker quote	N/A	N/A	N/A
	59,052	Other	N/A (2)	N/A	N/A	N/A
Second lien	8,580	Market & income approach	EBITDA multiple	20.0x	20.0x	20.0x
			Discount rate	10.3%	12.3%	11.7%
Subordinated	6,433	Market & income approach	EBITDA multiple	14.0x	32.5x	21.6x
			Discount rate	13.3%	16.3%	14.8%
Equity and other	886	Market & income approach	Revenue multiple	4.0x	5.5x	4.8x
			Discount rate	16.2%	16.2%	16.2%
	480	Other	N/A (2)	N/A	N/A	N/A
	$299,865

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
The following are the principal amount and fair value of the Company’s borrowings as of September 30, 2023 and December 31, 2022. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	September 30, 2023		December 31, 2022
	Principal Amount	Fair Value	Principal Amount	Fair Value
BMO Subscription Line	$—	$—	$53,700	$53,674
UBS Credit Facility	125,000	126,466	N/A	N/A
Total	$125,000	$126,466	$53,700	$53,674

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
Note 5. Agreements and Related Parties
The Company entered into an investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser on May 3, 2022. The Investment Management Agreement initially had a term of two years which began on May 3, 2022, and thereafter would continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the Company's board of directors, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's directors who are not parties to the Investment Management Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act. Under the Investment Management

Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company. Although the initial two year term of the Investment Management Agreement would not have expired until May 3, 2024, the Company's board of directors most recently re-approved the Investment Management Agreement on January 24, 2023, at an in-person meeting, for a period of 12 months commencing on March 1, 2023.
Pursuant to the Investment Management Agreement, the base management fee is payable quarterly in arrears at an annual rate of 1.15% of the aggregate contributed capital from all unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) as of the last day of the applicable quarter. For the period from the effective date of the Investment Management Agreement through the one year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement), the base management fee was reduced by 50% (for the avoidance of doubt, this resulted in a management fee rate of 0.575% through May 9, 2023, the one year anniversary of the Initial Drawdown Date). Because the one year anniversary of the Initial Drawdown Date occurred on a date other than the last day of a calendar quarter, the management fee was prorated for such calendar quarter and calculated based on the number of days in such period up to, and including, the one year anniversary of the Initial Drawdown Date. The base management fee could also be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by the Company or its subsidiaries to a placement agent, any organizational and offering expenses in excess of the lesser of $2,500 or 0.50% of the aggregate Capital Commitments and any fund expenses in excess of the Specified Expenses Cap (as defined below).
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
The Company will pay the Investment Adviser an incentive fee quarterly in arrears with respect to the Company's Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income in any calendar quarter in which the Company's Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75% (7.0% annualized);
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
For the three and nine months ended September 30, 2023, for the three months ended September 30, 2022 and for the period from May 9, 2022 (commencement of operations) to September 30, 2022, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
Expense Limitation
Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that the Company will not be required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $750,000 and (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate Capital Commitments and (3) after the end of the Investment Period, 0.40% of the Company's average Members' Capital for the calendar year. Further, if the actual aggregate Capital Commitments of the Company at the end of the Closing Period are less than $750,000, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate Capital Commitments at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. "Specified Expenses" of the Company means all Company Expenses (as defined under "Fund Expenses" in the limited liability company agreement, as amended and restated on June 10, 2022, the "Second A&R LLC Agreement") incurred in the operation of the Company with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined in the Second A&R LLC Agreement) (which are subject to the Organizational and Offering Expense Cap), (iv)

Placement Fees (as defined in the Second A&R LLC Agreement), (v) interest on and fees and expenses arising out of all Company indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by the Company or its affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three and nine months ended September 30, 2023, the three months ended September 30, 2022 and for the period from May 9, 2022 (commencement of operations) to September 30, 2022, there have been no reimbursements from the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the Company's outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three and nine months ended September 30, 2023, three months ended September 30, 2022 and for the period from May 9, 2022 (commencement of operations) to September 30, 2022.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022(1)
Management fee	$675	$280	$1,489	$376
Less: management fee waiver	(14)	(185)	(295)	(249)
Net management fee	661	95	1,194	127
Incentive fee, excluding accrued incentive fees on capital gains	$674	$137	$1,454	$137

(1)     For the nine months ended September 30, 2022, amounts represent the period from May 9, 2022 (commencement of operations) to September 30, 2022.
For the three and nine months ended September 30, 2023, for the three months ended September 30, 2022 and for the period from May 9, 2022 (commencement of operations) to September 30, 2022, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company, as return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement"), under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2023, approximately $190 and $548, respectively, of indirect administrative expenses were included in administrative expenses, of which $95 and $201, respectively, were waived by the Administrator. For the three months ended September 30, 2022 and for the period from May 9, 2022 (commencement of operations) to

September 30, 2022, approximately $175 and $291, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of September 30, 2023 and December 31, 2022, approximately $95 and $204, respectively, of indirect administrative expenses were included in payable to affiliates.
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
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the "Temporary Relief"), the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not previously hold an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continued to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, on August 30, 2022, New Mountain Finance Corporation, an affiliate of the Company and the Investment Adviser, and certain other affiliated applicants, received an Order from the SEC that amended its existing Exemptive Order to permit the applicants, including Future Regulated Funds (as defined in the Exemptive Order) such as the Company, to continue to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds do not hold an investment in such existing portfolio company, subject to certain conditions.
Note 6. Borrowings
BMO Subscription Line—On May 9, 2022, the Company entered into a Loan Authorization Agreement with BMO Bank N.A. (formerly known as BMO Harris Bank N.A., "BMO") (as amended, from time to time, and most recently amended on October 25, 2023, the "Loan Authorization Agreement"), which allows the Company to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $200,000 (the "BMO Subscription Line"). All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or the earliest to occur on the date (x) 6 months after each advance date and (y) on the date 30 days prior to the termination of the Investment Period, which varies throughout the period. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of the Company's unitholders. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Consolidated Statements of Assets, Liabilities and Members' Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. The BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.
The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for three and nine months ended September 30, 2023, three months ended September 30, 2022, and the period from May 9, 2022 (commencement of operations) to September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022(1)
Interest expense	$1,160	$388	$3,440	$417
Amortization of financing costs	11	4	20	7
Weighted average interest rate	8.2%	5.5%	7.8%	5.4%
Effective interest rate	8.2%	5.6%	7.9%	5.5%
Average debt outstanding	$56,390	$27,878	$58,655	$19,368

(1)     For the nine months ended September 30, 2022, amounts represent the period from May 9, 2022 (commencement of operations) to September 30, 2022.
As of September 30, 2023 and December 31, 2022, the outstanding balance on the BMO Subscription Line was $0 and $53,700, respectively, and the Company was in compliance with the applicable covenants under the Loan Authorization Agreement on such dates.
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
For the three months ended September 30, 2023, interest expense, non-usage fee and amortization of financing costs incurred on the UBS Credit Facility were $2,358, $172 and $89, respectively. The weighted average interest rate and effective interest rate on the UBS Credit Facility for the three months ended September 30, 2023 were 8.1% and 9.1%, respectively. For the nine months ended September 30, 2023, interest expense, non-usage fee and amortization of financing costs incurred on the UBS Credit Facility were $4,204, $592 and $239, respectively. The weighted average interest rate and effective interest rate on the UBS Credit Facility for the nine months ended September 30, 2023 were 8.0% and 10.2%, respectively.
As of September 30, 2023, the outstanding balance on the UBS Credit Facility was $125,000, and the Company was in compliance with the applicable covenants under the Loan and Security Agreement on such date.
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
Note 7. Regulation
The Company has elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code with the filing of its tax return for the year ending December 31, 2022, and thereafter intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax treatment as a RIC for U.S. federal income tax purposes, among other things, the Company is generally required to timely distribute to its unitholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make and will continue to make the requisite timely distributions to its unitholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2023, the Company had unfunded commitments on revolving credit facilities of $12,426, no outstanding bridge financing commitments, and other future funding commitments of $79,853. As of December 31, 2022, the Company had unfunded commitments on revolving credit facilities of $5,939, no outstanding bridge financing commitments, and other future funding commitments of $30,263. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the BMO Subscription Line and the UBS Credit Facility as of September 30, 2023 and had revolving borrowings available under the BMO Subscription Line as of December 31, 2022. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2023 and December 31, 2022, the Company had commitment letters to purchase investments in the aggregate par amount of $7,988 and $33,881, respectively, which could require funding in the future.
Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2023.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
February 23, 2023	March 9, 2023	982,500	$9,825
June 30, 2023	July 17, 2023	862,500	8,625
July 24, 2023	August 7, 2023	1,554,250	15,542
August 23, 2023	September 7, 2023	12,600,000	126,000
		15,999,250	$159,992

The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from March 18, 2022 (inception) to September 30, 2022.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
April 25, 2022	April 25, 2022	100	$1
May 9, 2022	May 23, 2022	1,599,900	15,999
June 14, 2022	June 29, 2022	358,000	3,580
June 24, 2022	June 29, 2022	500,000	5,000
August 22, 2022	September 6, 2022	1,520,000	15,200
		3,978,000	$39,780
The following table reflects the distributions declared on the Company's common units for the nine months ended September 30, 2023.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 2, 2023	March 8, 2023	April 20, 2023	$0.175
March 30, 2023	March 31, 2023	April 20, 2023	0.150
June 26, 2023	June 29, 2023	July 20, 2023	0.270
August 30, 2023	September 6, 2023	October 20, 2023	0.250
September 27, 2023	September 28, 2023	October 20, 2023	0.060
			$0.905
The following table reflects the distributions declared on the Company's common units for the period from May 9, 2022 (commencement of operations) to September 30, 2022.

Date Declared	Record Date	Payment Date	Per Unit Amount
June 27, 2022	June 28, 2022	July 20, 2022	$0.110
September 1, 2022	September 5, 2022	October 20, 2022	0.250
September 28, 2022	September 29, 2022	October 20, 2022	0.120
			$0.480
Note 10. Earnings (Loss) Per Unit
The following information sets forth the computation of basic net increase (decrease) in the Company's members' capital per unit resulting from operations for the three and nine months ended September 30, 2023, for the three months ended September 30, 2022, and for the period from May 9, 2022 (commencement of operations) to September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022(1)
Earnings (Loss) per unit—basic & diluted
Numerator for basic & diluted earnings (loss) per unit:	$8,287	$125	$16,151	$(432)
Denominator for basic & diluted weighted average unit:	13,436,959	2,871,043	9,928,134	2,263,817
Basic & diluted earnings (loss) per unit:	$0.62	$0.04	$1.63	$(0.19)

(1)     For the nine months ended September 30, 2022, amounts represent the period from May 9, 2022 (commencement of operations) to September 30, 2022.

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2023 and for the period from May 9, 2022 (commencement of operations) to September 30, 2022.

	Nine Months Ended
	September 30, 2023	September 30, 2022(1)
Per unit data(2):
Members' capital, December 31, 2022 and May 9, 2022 (commencement of operations), respectively	$9.77	$10.00
Net investment income (loss)	0.83	0.20
Net realized and unrealized gains (losses)(3)	0.54	(0.15)
Total net increase (decrease)	1.37	0.05
Distributions declared to unitholders from net investment income	(0.91)	(0.48)
Members' capital, September 30, 2023 and September 30, 2022, respectively	$10.23	$9.57
Total return based on members' capital(4)	14.43%	0.52%
Units outstanding at end of period	23,525,081	3,978,000
Average weighted units outstanding for the period	9,928,134	2,263,817
Average members' capital for the period	$98,831	$22,161
Ratio to average members' capital:
Net investment income(5)	11.48%	11.19%
Total expenses, before waivers(5)	18.87%	22.46%
Total expenses, net of waivers(5)	18.20%	19.63%

Average debt outstanding—BMO Subscription Line	$58,655	$19,368
Average debt outstanding—UBS Credit Facility	71,530	N/A
Asset coverage ratio	292.49%	166.07%
Portfolio turnover	0.95%	0.17%

Capital Commitments	$670,850	$198,900
Funded Capital Commitments	$234,798	$39,780
% of Capital Commitments funded	35.00%	20.00%

(1)For the nine months ended September 30, 2022, amounts represent the period from May 9, 2022 (commencement of operations) to September 30, 2022.
(2)Per unit data is based on weighted average units outstanding for the respective period (except for distributions declared to unitholders, which are based on actual rate per unit).
(3)The total amount shown may not correspond with the aggregate amount for the period, as it includes the effect of the timing of capital transactions which, for the nine months ended September 30, 2023 and for the period from May 9, 2022 (commencement of operations) to September 30, 2022, was $(0.26) and $0.24, respectively.
(4)Total return is calculated assuming a purchase price at members' capital per Unit on the first day of the year and a sale at members' capital per Unit on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at members' capital per Unit on the last day of the respective quarter. Total return calculation is not annualized.
(5)Annualized, except organizational and offering costs.
N/A    Not applicable

Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard was effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three and nine months ended September 30, 2023. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
Note 13. Subsequent Events
On October 25, 2023, the Company entered into an amendment to the Loan Authorization Agreement by and between the Company and BMO, which increased the maximum amount of borrowings available under the BMO Subscription Line from $111,129 to $200,000.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and the Board of Directors of New Mountain Guardian IV BDC, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian IV BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of September 30, 2023, and the related consolidated statements of operations and changes in members’ capital for the three-month periods ended September 30, 2023 and 2022, the nine-month period ended September 30, 2023 and the period from May 9, 2022 (commencement of operations) to September 30, 2022, the consolidated statements of cash flows for the nine-month period ended September 30, 2023 and the period from May 9, 2022 (commencement of operations) to September 30, 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
November 13, 2023

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
•the impact of interest rate volatility, including the replacement of LIBOR with alternate rates and rising interest rates, on our business and our portfolio companies;
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
Overview
We are a Delaware limited liability company formed on March 18, 2022. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated for U.S. federal income tax purposes, and intend to comply with the requirements to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with approximately $45 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
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
We established New Mountain Guardian IV SPV, L.L.C. ("GIV SPV") on July 26, 2022 as a wholly-owned direct subsidiary, whose assets are used to secure GIV SPV's credit facility. We established New Mountain Guardian IV Issuer SPV, L.L.C. ("GIV Issuer SPV") on October 28, 2022 as a wholly-owned direct subsidiary. As of September 30, 2023, there were no assets held by GIV Issuer SPV. We established New Mountain Guardian IV Panzura, Inc. ("GIV Panzura") as a wholly-owned direct subsidiary, which is treated as a corporation for U.S. federal income tax purposes and is intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in one of our portfolio companies organized as a limited liability company (or other form of pass-through entities); we consolidate the corporation for accounting purposes but the corporation is not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of our ownership of the portfolio company.
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
As of September 30, 2023, our top five industry concentrations were software, business services, healthcare, education and food & beverage.
As of September 30, 2023, our members' capital was approximately $240.6 million and our portfolio had a fair value of approximately $349.0 million in 57 portfolio companies.
Recent Developments
On October 25, 2023, we entered into an amendment to the Loan Authorization Agreement by and between us and BMO Bank N.A. (formerly known as BMO Harris Bank N.A., "BMO"), which increased the maximum amount of borrowings available under the BMO Subscription Line from $111.1 million to $200.0 million.

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
Basis of Accounting
We consolidate our wholly-owned direct subsidiaries GIV SPV, GIV Issuer SPV and GIV Panzura. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946").
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of September 30, 2023.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2023.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For both the three and nine months ended September 30, 2023, we recognized PIK dividends from investments of less than $80 thousand, and PIK interest from investments of $0.7 million and $1.0 million, respectively. For both the three months ended September 30, 2022 and the period from May 9, 2022 (commencement of operations) to September 30, 2022, we recognized PIK dividends from investments of less than $30 thousand, and no PIK interest from investments.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2023 and December 31, 2022, no investments were on non-accrual status.
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
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A

The following table shows the Risk Ratings of our portfolio companies as of September 30, 2023:

(in millions)	As of September 30, 2023
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	—	—%	—	—%
Green	341.3	100.0%	349.0	100.0%
	$341.3	100.0%	$349.0	100.0%
As of September 30, 2023, all investments in our portfolio had a Green Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $349.0 million in 57 portfolio companies at September 30, 2023 and approximately $123.2 million in 29 portfolio companies at December 31, 2022.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2023 and for the period from May 9, 2022 (commencement of operations) to September 30, 2022:

	Nine Months Ended
(in millions)	September 30, 2023	September 30, 2022(1)
New investments in 42 and 23 portfolio companies, respectively	$217.7	$83.8
Debt repayments in existing portfolio companies	(1.0)	—
Sales of securities in 1 portfolio company	(0.7)	—
Change in unrealized appreciation on 37 and 1 portfolio companies, respectively	8.2	0.1
Change in unrealized depreciation on 15 and 22 portfolio companies, respectively	(0.3)	(1.0)

(1)     For the nine months ended September 30, 2022, amounts represent the period from May 9, 2022 (commencement of operations) to September 30, 2022.
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates for details on recent accounting standards updates.

Results of Operations for the Three Months Ended September 30, 2023 and September 30, 2022
Revenue

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Interest income	$8,850	$1,150
Dividend income	26	23
Fee income	1,162	831
Total investment income	$10,038	$2,004
Our total investment income increased by approximately $8.0 million, or 401%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. For the three months ended September 30, 2023, total investment income of approximately $10.0 million consisted of approximately $7.6 million in cash interest from investments, approximately $0.7 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $0.5 million, approximately less than $30 thousand in PIK dividends from investments and approximately $1.2 million in fee income.
The increase in interest income of approximately $7.7 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily attributable to our deployment of capital and increasing invested balances over the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Fee income during the three months ended September 30, 2023, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront fees received from eleven different portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Management fee	$675	$280
Less: management fee waiver	(14)	(185)
Net management fee	661	95
Incentive fee	674	137
Interest and other financing expenses	3,797	392
Administrative expenses	299	225
Professional fees	200	168
Organizational and offering expenses	569	179
Other general and administrative expenses	116	33
Total expenses	6,316	1,229
Less: expenses waived	(95)	—
Net expenses	$6,221	$1,229
Our total net operating expenses increased by $5.0 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Our net management fee increased by $0.6 million, and our incentive fee increased by $0.5 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Per the Investment Management Agreement (as defined below), the management fee was reduced by 50% until the one-year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement). The base management fee may also be reduced by placement fees and a voluntary fee waiver made by the Investment Adviser. The increase in management fees and incentive fees was attributable to larger managed and invested capital balances over the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, as well as the expiration of the 50% management fee waiver on May 9, 2023.
Interest and other financing expenses increased by approximately $3.4 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to our entrance into the UBS Credit Facility (as defined below) and higher drawn balances on our BMO Subscription Line. Organization and offering expenses increased by approximately $0.4 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due acceptance of additional Capital Commitments from new investors during the period.

Our total administrative expenses, professional fees and other general and administrative expenses increased by $0.1 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 due to the continued ramp of of investment operations and deployment of capital.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Net realized gains (losses) on investments	$1	$—
Net change in unrealized appreciation (depreciation) of investments	4,469	(650)
Net realized and unrealized gain (loss)	$4,470	$(650)

    Our net realized gains and unrealized appreciation resulted in a net gain of approximately $4.5 million for the three months ended September 30, 2023 as compared to net realized and unrealized depreciation resulting in a net loss of approximately $0.7 million for the three months ended September 30, 2022. The net gain for the three months ended September 30, 2023, was primarily driven by the overall increase in market prices of our investments during the period. The net loss for the three months ended September 30, 2022 was primarily driven by the overall decrease in market prices of our investments during the period.
Results of Operations for the Nine Months Ended September 30, 2023 and for the Period from May 9, 2022 (Commencement of Operations) to September 30, 2022
Revenue

	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022(1)
Interest income	$19,652	$1,286
Dividend income	75	25
Fee income	2,216	1,402
Total investment income	$21,943	$2,713

(1)     For the nine months ended September 30, 2022, amounts represent the period from May 9, 2022 (commencement of operations) to September 30, 2022.
Our total investment income increased by approximately $19.3 million, or 709%, for the nine months ended September 30, 2023 as compared to the period from May 9, 2022 (commencement of operations) to September 30, 2022. For the nine months ended September 30, 2023, total investment income of approximately $21.9 million consisted of approximately $17.6 million in cash interest from investments, approximately $1.0 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.1 million, approximately less than $80 thousand in PIK dividends from investments and approximately $2.2 million in fee income.
The increase in interest income of approximately $18.4 million during the nine months ended September 30, 2023 as compared to the period from May 9, 2022 (commencement of operations) to September 30, 2022 was primarily attributable to our deployment of capital and increasing invested balances over the nine months ended September 30, 2023 as compared to the partial period from May 9, 2022 (commencement of operations) to September 30, 2022. Fee income during the nine months ended September 30, 2023, which represents fees that are generally non-recurring in nature, was primarily attributable to delayed compensation fees on trades received from six different portfolio companies and ticking and upfront fees received from thirty-two different portfolio companies.

Operating Expenses

	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022(1)
Management fee	$1,489	$376
Less: management fee waiver	(295)	(249)
Net management fee	1,194	127
Incentive fee	1,454	137
Interest and other financing expenses	8,522	424
Administrative expenses	862	370
Organizational and offering expenses	987	884
Professional fees	617	259
Other general and administrative expenses	270	60
Total expenses	13,906	2,261
Less: expenses waived	(201)	—
Net expenses	$13,705	$2,261

(1)     For the nine months ended September 30, 2022, amounts represent the period from May 9, 2022 (commencement of operations) to September 30, 2022.
Our total net operating expenses increased by $11.4 million for the nine months ended September 30, 2023 as compared to the period from May 9, 2022 (commencement of operations) to September 30, 2022. Our management fee increased by approximately $1.1 million, and our incentive fee increased by approximately $1.3 million for the nine months ended September 30, 2023 as compared to the period from May 9, 2022 (commencement of operations) to September 30, 2022. Per the Investment Management Agreement (as defined below), the management fee was reduced by 50% until the one-year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement). The base management fee may also be reduced by placement fees and a voluntary fee waiver made by the Investment Adviser. The increase in management fees and incentive fees was attributable to larger managed and invested capital balances over the nine month period September 30, 2023 as compared to the partial period from May 9, 2022 (commencement of operations) to September 30, 2022, as well as the expiration of the 50% management fee waiver on May 9, 2023.
Interest and other financing expenses increased by approximately $8.1 million during the nine months ended September 30, 2023 as compared to the period from May 9, 2022 (commencement of operations) to September 30, 2022, primarily due to our entrance into the UBS Credit Facility (as defined below) and higher drawn balances on our BMO Subscription Line. Organization and offering expenses remained relatively flat during the nine months ended September 30, 2023 as compared to the period from May 9, 2022 (commencement of operations) to September 30, 2022.
Our total administrative expenses, professional fees and other general and administrative expenses, net of expenses waived, increased by approximately $0.8 million during the nine months ended September 30, 2023 as compared to the period from May 9, 2022 (commencement of operations) to September 30, 2022 due to the continued ramp of investment operations and deployment of capital.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022(1)
Net realized gains (losses) on investments	$1	$—
Net change in unrealized appreciation (depreciation) of investments	7,912	(884)
Net realized and unrealized gain (loss)	$7,913	$(884)

(1)     For the nine months ended September 30, 2022, amounts represent the period from May 9, 2022 (commencement of operations) to September 30, 2022.
Our net realized gains and unrealized appreciation resulted in a net gain of approximately $7.9 million for the nine months ended September 30, 2023 as compared to net realized and unrealized depreciation resulting in a net loss of approximately $0.9 million for the period from May 9, 2022 (commencement of operations) to September 30, 2022. The net gain for the nine months ended September 30, 2023 was primarily driven by the overall increase in market prices of our investments during the period. The net loss for the period from May 9, 2022 (commencement of operations) to September 30, 2022 was primarily driven by the overall decrease in market prices of our investments during the period.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of September 30, 2023, our asset coverage ratio was 292.5%.
Since our inception on March 18, 2022, we have entered into Subscription Agreements with several investors on various dates. We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On September 30, 2023 and December 31, 2022, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	September 30, 2023	December 31, 2022
Capital Commitments	$670.9	$249.4
Unfunded Capital Commitments	436.1	174.5
% of Capital Commitments funded	35.0%	30.0%
As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $35.0 million and $5.8 million, respectively. Our cash used in operating activities for the nine months ended September 30, 2023 and the period from May 9, 2022 (commencement of operations) to September 30, 2022 was approximately $194.1 million and $82.4 million, respectively. We expect that all current liquidity needs will be met with cash flows from drawdowns on Capital Commitments, investments and operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2023 and December 31, 2022, we had outstanding commitments to third parties to fund investments totaling $92.3 million and $36.2 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2023 and December 31, 2022, we had commitment letters to purchase investments in the aggregate par amount of $8.0 million and $33.9 million, respectively, which could require funding in the future. As of September 30, 2023 and December 31, 2022, we had not entered into any bridge financing commitments which could require funding in the future.
Borrowings
BMO Subscription Line—On May 9, 2022, we entered into a Loan Authorization Agreement with BMO Bank N.A. (formerly known as BMO Harris Bank N.A., "BMO") (as amended, from time to time, and most recently amended on October 25, 2023, the "Loan Authorization Agreement"), which allows us to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $200.0 million (the "BMO Subscription Line"). All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or the earliest to occur on the date (x) 6 months after each advance date and (y) 30 days prior to the termination of the Investment Period , which varies throughout the period. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of our unitholders. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Consolidated Statements of Assets, Liabilities and Members’ Capital and amortized as a charge against income as other financing costs over the life of the BMO Subscription Line. The BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.
As of September 30, 2023 and December 31, 2022, the outstanding balance on the BMO Subscription Line was $0.0 and $53.7 million, respectively, and we were in compliance with the applicable covenants under the Loan Authorization Agreement on such dates.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the BMO Subscription Line for the three and nine months ended September 30, 2023, for the three months ended September 30, 2022, and for the period from May 9, 2022 (commencement of operations) to September 30, 2022.
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
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the UBS Credit Facility for the three and nine months ended September 30, 2023, for the three months ended September 30, 2022, and for the period from May 9, 2022 (commencement of operations) to September 30, 2022.
As of September 30, 2023, the outstanding balance on the UBS Credit Facility was $125.0 million, and we were in compliance with the applicable covenants under the Loan and Security Agreement on such date.
Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2023 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$—	$—	$—	$—	$—
UBS Credit Facility (2)	125.0	—	—	125.0	—
Total Contractual Obligations	$125.0	$—	$—	$125.0	$—

(1)Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility are due on BMO's demand within 15 business days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line will terminate when all Capital Commitments have been funded. See "Borrowings", for material details on the BMO Subscription Line.
(2)Under the terms of the $250.0 million UBS Credit Facility, all outstanding borrowings under that facility ($125.0 million as of September 30, 2023) must be repaid on or before January 25, 2028. As of September 30, 2023, there was approximately $125.0 million of possible capacity remaining under the UBS Credit Facility. See "Borrowings", for material details on the UBS Credit Facility.
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
Distributions and Dividends
Distributions declared to unitholders for the nine months ended September 30, 2023 and for the period from May 9, 2022 (commencement of operations) to September 30, 2022 totaled approximately $9.0 million and $1.3 million, respectively.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2023, approximately $0.2 million and $0.5 million, respectively, of indirect administrative expenses were included in administrative expenses, of which $0.1 million and $0.2 million, respectively, were waived by the Administrator. As of September 30, 2023, $0.1 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets, Liabilities and Members' Capital.

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
See Item 1.—Financial Statements—Note 5. Agreements and Related Parties in this Quarterly Report on Form 10-Q for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the nine months ended September 30, 2023, certain of the loans held in our portfolio had floating LIBOR or SOFR interest rates. As of September 30, 2023, approximately 93.45% of investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a LIBOR or SOFR floor (includes investments bearing prime interest rate contracts) and approximately 6.55% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2023. Interest expense is calculated based on the terms of our UBS Credit Facility and BMO Subscription Line. For our credit facilities, we use the outstanding balance as of September 30, 2023. This analysis does not take into account the impact of the incentive fee or other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2023, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(1.59)%
Base Interest Rate	—%
+100 Basis Points	6.38%
+200 Basis Points	12.75%
+300 Basis Points	19.13%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, and our consolidated subsidiary, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2023. From time to time, we or our consolidated subsidiary may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2023 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, other than those set forth below.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None, other than those already disclosed in certain current reports on Form 8-K filed with the SEC.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)    Going forward, Robert A. Hamwee remains as one of the Company's portfolio managers but will transition from a New Mountain Managing Director to a Senior Advisor with the freedom to allocate his time to activities outside of credit and the Company. As part of his responsibilities, Mr. Hamwee will continue to: (i) serve as a senior member of the Investment Committee of the Company’s investment adviser and (ii) be involved in other parts of leadership that the Company’s board of directors considers core to the Company’s performance. The Company’s investment adviser believes that its management team, with the overall support of New Mountain Capital’s team of approximately 250 employees and senior advisors, is adequately staffed to support the Company.
(b)    None.
(c)    For the period covered by this Quarterly Report on Form 10-Q, no director or officer has adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.
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

Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission:

Exhibit Number	Description
3.1	Second Amended and Restated Limited Liability Company Agreement dated as of June 10, 2022(2)
4.1	Form of Subscription Agreement(1)
10.1	Facility Increase Letter Amendment, dated as of July 25, 2023, by and between New Mountain Guardian IV BDC, L.L.C. and BMO Harris Bank, N.A.(3)
10.2	First Amendment to Loan Authorization Agreement, dated as of October 25, 2023, by and between New Mountain Guardian IV BDC, L.L.C. and BMO Bank, N.A. (formerly known as BMO Harris Bank, N.A.)*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(3)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s Current Report on Form 8-K filed on July 31, 2023.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2023.

NEW MOUNTAIN GUARDIAN IV BDC, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ LAURA C. HOLSON
Laura C. Holson Chief Financial Officer (Principal Financial and Accounting Officer), Chief Operating Officer and Treasurer