Form 10-Q
period 2024-03-31
New Mountain Guardian IV BDC, L.L.C.
filed 2024-05-13
CIK 1925531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2024

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of May 13, 2024 was 36,730,456. As of March 31, 2024, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Non-controlled/non-affiliated investments at fair value (cost of $680,990 and $569,247, respectively)	$695,570	$580,466
Cash and cash equivalents	10,494	7,222
Interest and dividend receivable	7,157	5,290
Other assets	710	75
Total assets	$713,931	$593,053
Liabilities
Borrowings
UBS Credit Facility	$250,000	$250,000
BMO Subscription Line	36,900	60,800
Deferred financing costs (net of accumulated amortization of $545 and $413, respectively)	(1,352)	(1,484)
Net borrowings	285,548	309,316
Payable for unsettled securities purchased	32,375	—
Distribution payable	9,753	—
Interest payable	2,619	2,133
Capital gains incentive fee payable	1,876	1,344
Income based incentive fee payable	1,775	1,519
Management fee payable	1,116	943
Payable to affiliate	265	230
Other liabilities	1,092	995
Total liabilities	336,419	316,480
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 36,730,456 and 26,941,956 units issued and outstanding, respectively	363,997	266,112
Accumulated underdistributed (overdistributed) earnings	13,515	10,461
Total members' capital	$377,512	$276,573
Total liabilities and members' capital	$713,931	$593,053
Outstanding common membership units	36,730,456	26,941,956
Members' capital per unit	$10.28	$10.27
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$18,436	$4,352
PIK interest income	1,083	93
Dividend income	38	25
Fee income	1,591	799
Total investment income	21,148	5,269
Expenses
Interest and other financing expenses	7,367	1,936
Income based incentive fees	1,775	369
Management fee	1,161	372
Capital gains incentive fee	532	—
Administrative expenses	395	247
Professional fees	313	187
Organizational and offering expenses	73	201
Other general and administrative expenses	47	50
Total expenses	11,663	3,362
Less: management fees waived (See Note 5)	(45)	(186)
Net expenses	11,618	3,176
Net investment income (loss)	9,530	2,093
Net realized gains (losses) on investments	(39)	—
Net change in unrealized appreciation (depreciation) of investments	3,361	1,290
Net realized and unrealized gains (losses)	3,322	1,290
Net increase (decrease) in members' capital resulting from operations	$12,852	$3,383
Earnings (loss) per unit (basic & diluted)	$0.47	$0.43
Weighted average common units outstanding - basic & diluted (See Note 10)	27,372,220	7,776,914

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Increase (Decrease) in members' capital resulting from operations:
Net investment income (loss)	$9,530	$2,093
Net realized gains (losses) on investments	(39)	—
Net change in unrealized appreciation (depreciation) of investments	3,361	1,290
Net increase (decrease) in members' capital resulting from operations	12,852	3,383
Capital transactions
Contributions	97,885	9,825
Placement fees	(45)	—
Distributions declared to unitholders from net investment income	(9,753)	(2,594)
Total net increase (decrease) in members' capital resulting from capital transactions	88,087	7,231
Net increase in members' capital	100,939	10,614
Members' capital at the beginning of the period	276,573	73,517
Members' capital at the end of the period	$377,512	$84,131

Capital unit activity
Units issued	9,788,500	982,500

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities
Net increase (decrease) in members' capital resulting from operations	$12,852	$3,383
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	39	—
Net change in unrealized (appreciation) depreciation of investments	(3,361)	(1,290)
Amortization of purchase discount	(1,033)	(237)
Amortization of deferred financing costs	132	64
Amortization of deferred offering costs	—	46
Non-cash investment income	(1,121)	(147)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(124,483)	(67,350)
Proceeds from sales and paydowns of investments	15,076	273
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	86	52
Cash paid for purchase of drawn portion of revolving credit facilities	(48)	—
Cash paid on drawn revolvers	(2,072)	(666)
Cash repayments on drawn revolvers	1,813	616
Interest and dividend receivable	(1,867)	(404)
Other assets	(635)	(1,217)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	32,375	5,995
Interest payable	486	941
Management fee payable	173	75
Income based incentive fee payable	256	161
Capital gains incentive fee payable	532	—
Payable to affiliate	35	42
Other liabilities	52	228
Net cash flows used in operating activities	(70,713)	(59,435)
Cash flows from financing activities
Distributions	—	(1,336)
Net proceeds from issuance of common units	97,885	9,825
Proceeds from BMO Subscription Line	68,700	25,900
Repayment of BMO Subscription Line	(92,600)	(34,600)
Proceeds from UBS Credit Facility	—	58,400
Placement fees paid	—	(28)
Deferred financing costs paid	—	(1,640)
Net cash flows provided by financing activities	73,985	56,521
Net increase (decrease) in cash and cash equivalents	3,272	(2,914)
Cash and cash equivalents at the beginning of the period	7,222	5,793
Cash and cash equivalents at the end of the period	$10,494	$2,879

Supplemental disclosure of cash flow information
Cash interest paid	$6,734	$2,020
Non-cash financing activities:
Distributions declared and payable	$9,753	$2,594
Accrual for deferred credit facility costs	81	—
Accrual for placement fees	45	—
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Sierra Enterprises, LLC
Food & Beverage	First Lien(4)	SOFR(Q)*	+	2.50% +4.25%/PIK	12.06%	04/2023	05/2027	$17,587	$15,490	$17,369
	First Lien(2)(4)	SOFR(Q)*	+	2.50% +4.25%/PIK	12.06%	07/2023	05/2027	12,188	9,883	12,037
								29,775	25,373	29,406	7.79%
Affinipay Midco, LLC
Software	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.81%	10/2023	06/2028	13,701	13,701	13,701
	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.82%	07/2022	06/2028	6,562	6,532	6,562
	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.81%	10/2023	06/2028	2,098	2,098	2,098
	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.81%	10/2023	06/2028	1,369	1,369	1,369
	First Lien(4)	SOFR(Q)	+	5.50%	10.81%	07/2022	06/2028	933	924	933
								24,663	24,624	24,663	6.53%
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(4)	SOFR(M)	+	5.50%	10.93%	08/2023	11/2028	20,415	20,323	20,415
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.93%	03/2024	11/2028	2,054	2,054	2,054
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.93%	03/2024	11/2028	1,792	1,792	1,792
								24,261	24,169	24,261	6.43%
Nielsen Consumer Inc.**
Business Services	First Lien(2)	SOFR(M)	+	6.25%	11.58%	02/2023	03/2028	21,347	20,243	21,240	5.63%
iCIMS, Inc.
Software	First Lien(4)	SOFR(Q)*	+	3.38% +3.88%/PIK	12.58%	08/2022	08/2028	10,831	10,796	10,939
	First Lien(2)(4)	SOFR(Q)*	+	3.38% +3.88%/PIK	12.58%	08/2022	08/2028	9,587	9,526	9,683
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.75%	12.05%	08/2022	08/2028	109	115	109
								20,527	20,437	20,731	5.49%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.81%	10/2023	10/2027	8,210	8,210	8,210
	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.81%	10/2023	10/2027	5,097	5,097	5,097
	Subordinated(4)	Fixed(Q)*	+	15.00%/PIK	15.00%	05/2023	05/2033	3,647	3,601	3,647
	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.81%	10/2023	10/2027	2,204	2,204	2,204
	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.84%	10/2023	10/2027	1,268	1,268	1,268
	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.82%	10/2023	10/2027	177	177	177
								20,603	20,557	20,603	5.46%
Associations, Inc.
Business Services	First Lien(2)(4)	SOFR(Q)*	+	4.00% +2.50%/PIK	12.09%	10/2023	07/2027	20,409	20,318	20,409	5.41%
Houghton Mifflin Harcourt Company
Education	First Lien	SOFR(M)	+	5.25%	10.68%	12/2023	04/2029	11,644	11,434	11,559
	First Lien(2)	SOFR(M)	+	5.25%	10.68%	09/2023	04/2029	8,789	8,307	8,725
								20,433	19,741	20,284	5.37%
Coupa Holdings, LLC
Software	First Lien(2)(4)	SOFR(Q)	+	7.50%	12.81%	02/2023	02/2030	19,683	19,465	20,077	5.32%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Knockout Intermediate Holdings I Inc. (7)
Kaseya Inc.
Software	First Lien(4)	SOFR(Q)*	+	3.50% +2.50%/PIK	11.31%	11/2023	06/2029	$11,262	$11,164	$11,262
	First Lien(2)(4)	SOFR(Q)*	+	3.50% +2.50%/PIK	11.31%	06/2022	06/2029	7,915	7,869	7,915
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.83%	06/2022	06/2029	290	288	290
	First Lien(4)	SOFR(Q)	+	5.50%	10.81%	06/2022	06/2029	71	65	71
								19,538	19,386	19,538	5.18%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(4)	SOFR(M)	+	6.00%	11.33%	10/2023	11/2030	18,676	18,495	18,676	4.95%
Syndigo LLC
Software	First Lien(2)	SOFR(M)	+	4.50%	9.94%	08/2023	12/2027	17,133	16,206	17,090
	Second Lien(2)(4)	SOFR(M)	+	8.00%	13.44%	10/2022	12/2028	1,475	1,110	1,475
								18,608	17,316	18,565	4.92%
Geo Parent Corporation
Business Services	First Lien(2)(4)	SOFR(S)	+	5.25%	10.50%	04/2023	12/2028	17,761	17,512	17,761	4.70%
Enverus Holdings, Inc.
Business Services	First Lien(2)(4)	SOFR(M)	+	5.50%	10.83%	12/2023	12/2029	17,761	17,632	17,627	4.67%
Pye-Barker Fire & Safety, LLC
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.96%	09/2023	11/2027	17,366	17,288	17,366	4.60%
Virtusa Corporation
Business Services	Subordinated	Fixed(S)	+	7.13%	7.13%	07/2022	12/2028	19,295	15,867	17,342	4.59%
CommerceHub, Inc.
Software	First Lien(2)(4)	SOFR(Q)	+	6.25%	11.58%	06/2023	12/2027	12,804	12,209	12,804	3.39%
More cowbell II LLC
Business Services	First Lien(2)(4)	SOFR(A)	+	6.00%	11.09%	08/2023	09/2030	12,212	12,125	12,120
	First Lien(4)(5) - Drawn	SOFR(S)	+	6.00%	11.28%	08/2023	09/2029	319	318	317
								12,531	12,443	12,437	3.29%
Ciklum Inc.**
Business Services	First Lien(2)(4)	SOFR(Q)	+	7.00%	12.41%	02/2024	02/2030	12,392	12,241	12,237	3.24%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(4)	SOFR(S)	+	5.08%	10.43%	10/2023	12/2028	4,425	4,404	4,425
	First Lien(2)(4)	SOFR(S)	+	5.08%	10.43%	10/2023	12/2028	3,999	3,980	3,999
	First Lien(2)(4)	SOFR(S)	+	5.08%	10.43%	10/2023	12/2028	3,321	3,298	3,321
								11,745	11,682	11,745	3.11%
Oranje Holdco, Inc.
Education	First Lien(2)(4)	SOFR(Q)	+	7.50%	12.81%	02/2023	02/2029	11,667	11,543	11,667	3.09%
USRP Holdings, Inc.
Business Services	First Lien(2)(4)	SOFR(S)	+	5.75%	11.18%	10/2023	07/2027	10,940	10,915	10,940
	First Lien(4)(5) - Drawn	SOFR(S)	+	5.75%	11.18%	07/2023	07/2027	603	594	603
								11,543	11,509	11,543	3.06%
RealPage, Inc.
Software	Second Lien	SOFR(M)	+	6.50%	11.94%	03/2024	04/2029	11,175	11,119	11,120	2.95%
Avalara, Inc.
Software	First Lien(2)(4)	SOFR(Q)	+	7.25%	12.56%	10/2022	10/2028	7,955	7,874	7,955
	First Lien(4)	SOFR(Q)	+	7.25%	12.56%	01/2024	10/2028	3,030	3,030	3,030
								10,985	10,904	10,985	2.91%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Brave Parent Holdings, Inc.
Software	First Lien(2)(4)	SOFR(Q)	+	5.00%	10.31%	11/2023	11/2030	$10,706	$10,655	$10,653	2.82%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(4)	SOFR(M)	+	6.50%	11.83%	09/2022	10/2029	10,037	9,913	10,037	2.66%
DOXA Insurance Holdings LLC
Business Services	First Lien(4)	SOFR(Q)	+	5.50%	10.83%	12/2023	12/2030	7,187	7,117	7,115
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.82%	12/2023	12/2030	2,817	2,789	2,788
								10,004	9,906	9,903	2.62%
Disco Parent, Inc.
Software	First Lien(2)(4)	SOFR(Q)	+	7.50%	12.84%	03/2023	03/2029	8,900	8,802	8,900	2.36%
Icefall Parent, Inc.
Software	First Lien(4)	SOFR(Q)	+	6.50%	11.80%	01/2024	01/2030	8,696	8,611	8,609	2.28%
Ncontracts, LLC
Software	First Lien(4)	SOFR(S)	+	6.50%	11.80%	12/2023	12/2029	8,372	8,271	8,267
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.50%	11.82%	12/2023	12/2029	77	77	76
								8,449	8,348	8,343	2.21%
Verdantas LLC
Business Services	First Lien(4)	SOFR(M)	+	7.00%	12.43%	01/2024	07/2026	4,294	4,264	4,261
	First Lien(4)	SOFR(M)	+	7.00%	12.43%	01/2024	07/2026	3,783	3,783	3,783
								8,077	8,047	8,044	2.13%
Cloudera, Inc.
Software	Second Lien(2)	SOFR(M)	+	6.00%	11.43%	10/2022	10/2029	7,900	6,702	7,851	2.08%
DS Admiral Bidco, LLC
Software	First Lien(2)(4)	SOFR(Q)	+	7.00%	12.30%	12/2022	03/2028	7,453	7,367	7,453	1.97%
Foundational Education Group, Inc.
Education	Second Lien(2)(4)	SOFR(Q)	+	6.50%	12.07%	05/2022	08/2029	7,333	6,378	7,333	1.94%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)(4)	SOFR(S)	+	8.25%	13.75%	02/2024	09/2026	7,027	7,027	7,027	1.86%
Xactly Corporation
Software	First Lien(4)	SOFR(Q)	+	7.25%	12.69%	02/2023	07/2025	6,547	6,519	6,547	1.73%
Greenway Health, LLC
Healthcare	First Lien(4)	SOFR(S)	+	6.75%	11.93%	12/2023	04/2029	6,349	6,258	6,349	1.68%
Anaplan, Inc.
Software	First Lien(4)	SOFR(Q)	+	6.50%	11.81%	01/2024	06/2029	3,333	3,333	3,333
	First Lien(2)(4)	SOFR(Q)	+	6.50%	11.81%	06/2022	06/2029	3,000	2,977	3,000
								6,333	6,310	6,333	1.68%
Bluefin Holding, LLC
Software	First Lien(4)	SOFR(Q)	+	7.25%	12.57%	09/2023	09/2029	6,351	6,277	6,320	1.67%
Zest Acquisition Corp.
Healthcare	First Lien(2)	SOFR(M)	+	5.50%	10.83%	04/2023	02/2028	6,183	6,026	6,160	1.63%
Relativity ODA LLC
Software	First Lien(4)	SOFR(M)	+	6.50%	11.93%	01/2024	05/2027	6,083	6,083	6,083	1.61%
PDI TA Holdings, Inc.
Software	First Lien(4)	SOFR(M)	+	5.50%	10.83%	01/2024	02/2031	6,089	6,059	6,058	1.60%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Panzura Holdings, LLC (8)
Panzura, LLC
Software	First Lien(4)	Fixed(Q)*	+	4.00% +15.00%/PIK	19.00%	08/2023	08/2027	$6,531	$5,998	$5,878	1.56%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(4)	SOFR(Q)	+	8.25%	13.66%	07/2022	07/2029	3,150	3,117	3,150
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.93%	07/2022	07/2028	2,715	2,695	2,715
								5,865	5,812	5,865	1.55%
Project Accelerate Parent, LLC
Software	First Lien(4)	SOFR(Q)	+	5.25%	10.58%	02/2024	02/2031	5,641	5,613	5,613	1.49%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(4)	SOFR(Q)	+	6.75%	12.05%	11/2022	04/2029	5,478	5,410	5,478
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.75%	12.05%	11/2022	04/2029	83	83	83
								5,561	5,493	5,561	1.47%
RxB Holdings, Inc.
Healthcare	First Lien(2)	SOFR(M)	+	5.25%	10.58%	06/2023	12/2027	5,229	5,117	5,255	1.39%
Healthspan Buyer, LLC
Healthcare	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.06%	10/2023	10/2030	5,108	5,059	5,056	1.34%
IMO Investor Holdings, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)	+	6.00%	11.36%	05/2022	05/2029	4,535	4,501	4,501
	First Lien(4)(5) - Drawn	SOFR(S)	+	6.00%	11.38%	05/2022	05/2029	454	450	450
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.00%	11.31%	05/2022	05/2028	88	88	87
								5,077	5,039	5,038	1.33%
Smile Doctors LLC
Healthcare	First Lien(2)(4)	SOFR(Q)	+	5.90%	11.24%	05/2022	12/2028	3,824	3,802	3,796
	First Lien(2)(4)	SOFR(Q)	+	5.90%	11.24%	05/2022	12/2028	1,126	1,109	1,117
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.90%	11.34%	06/2023	12/2028	119	117	118
								5,069	5,028	5,031	1.33%
Bracket Intermediate Holding Corp.
Healthcare	First Lien(2)	SOFR(Q)	+	5.00%	10.40%	05/2023	05/2028	4,935	4,808	4,959	1.31%
Optiv Parent Inc.
Business Services	First Lien(2)	SOFR(Q)	+	5.25%	10.57%	04/2023	07/2026	5,017	4,885	4,873	1.29%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(4)	SOFR(M)	+	5.75%	11.08%	10/2023	05/2029	4,638	4,595	4,685	1.24%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.09%	08/2022	08/2029	4,574	4,536	4,574	1.21%
PDQ.com Corporation
Software	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.83%	10/2023	08/2027	3,967	3,931	4,005
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	10.43%	10/2023	08/2027	166	166	166
								4,133	4,097	4,171	1.10%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.00%	11.47%	07/2022	12/2027	4,124	4,093	4,124	1.09%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

AAH Topco, LLC
Consumer Services	First Lien(4)(5) - Drawn	SOFR(M)	+	6.00%	11.43%	11/2023	12/2027	$4,052	$4,015	$4,052	1.07%
Foreside Financial Group, LLC
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.25%	10.74%	05/2022	09/2027	3,569	3,545	3,569
	First Lien(4)	SOFR(Q)	+	5.25%	10.74%	05/2022	09/2027	255	252	255
								3,824	3,797	3,824	1.01%
WatchGuard Technologies, Inc.
Software	First Lien(2)	SOFR(M)	+	5.25%	10.58%	08/2022	07/2029	3,731	3,633	3,683	0.98%
Businessolver.com, Inc.
Software	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.91%	10/2023	12/2027	3,484	3,484	3,484
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.91%	10/2023	12/2027	150	150	150
								3,634	3,634	3,634	0.96%
Project Power Buyer, LLC
Software	First Lien(2)(4)	SOFR(Q)	+	7.00%	12.30%	01/2023	05/2026	3,544	3,508	3,544	0.94%
Next Holdco, LLC
Healthcare	First Lien(2)(4)	SOFR(Q)	+	6.00%	11.32%	11/2023	11/2030	3,520	3,495	3,495	0.93%
KENE Acquisition, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	5.25%	10.57%	02/2024	02/2031	3,527	3,492	3,492	0.93%
DOCS, MSO, LLC
Healthcare	First Lien(2)(4)	SOFR(M)	+	5.75%	11.17%	06/2022	06/2028	2,989	2,989	2,966	0.79%
Barracuda Parent, LLC
Software	First Lien(2)	SOFR(Q)	+	4.50%	9.81%	05/2022	08/2029	2,963	2,928	2,950	0.78%
Zone Climate Services, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	5.75%	11.21%	10/2023	03/2028	2,470	2,459	2,458
	First Lien(4)(5) - Drawn	P(Q)	+	4.50%	13.00%	11/2023	03/2028	156	154	155
								2,626	2,613	2,613	0.69%
KWOR Acquisition, Inc.
Business Services	First Lien(2)(4)	SOFR(M)	+	5.25%	10.68%	06/2022	12/2028	1,916	1,901	1,916
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.25%	10.68%	06/2022	12/2028	558	554	558
								2,474	2,455	2,474	0.66%
GS Acquisitionco, Inc.
Software	First Lien	SOFR(Q)	+	5.00%	10.30%	03/2024	05/2028	2,345	2,350	2,350	0.62%
Allworth Financial Group, L.P.
Financial Services	First Lien(4)(5) - Drawn	SOFR(M)	+	5.50%	10.92%	10/2023	12/2026	2,220	2,196	2,220	0.59%
AWP Group Holdings, Inc.
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.90%	08/2023	12/2029	1,991	1,972	1,971
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.91%	08/2023	12/2029	119	118	118
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.90%	08/2023	12/2029	51	51	51
								2,161	2,141	2,140	0.57%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

KENG Acquisition, Inc.
Business Services	First Lien(2)(4)	SOFR(Q)	+	6.25%	11.56%	08/2023	08/2029	$1,852	$1,831	$1,829
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.25%	11.56%	08/2023	08/2029	230	228	227
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.25%	11.56%	08/2023	08/2029	56	56	56
								2,138	2,115	2,112	0.56%
Accession Risk Management Group, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	6.00%	11.31%	08/2023	11/2029	1,979	1,979	1,979	0.52%
IG Investments Holdings, LLC
Business Services	First Lien(4)	SOFR(Q)	+	6.00%	11.41%	03/2024	09/2028	1,699	1,699	1,699
	First Lien(4)	SOFR(Q)	+	6.00%	11.41%	03/2024	09/2028	224	224	224
								1,923	1,923	1,923	0.51%
KPSKY Acquisition Inc.
Business Services	First Lien(4)	SOFR(Q)	+	5.25%	10.67%	06/2022	10/2028	1,758	1,745	1,758
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.75%	11.18%	11/2023	10/2028	19	19	19
								1,777	1,764	1,777	0.47%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(5) - Drawn	SOFR(S)	+	5.75%	11.13%	06/2023	06/2027	1,696	1,682	1,696	0.45%
Safety Borrower Holdings LLC
Software	First Lien(4)	SOFR(Q)	+	5.25%	10.82%	03/2024	09/2027	1,538	1,538	1,538	0.42%
Fortis Solutions Group, LLC
Packaging	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.90%	06/2022	10/2028	905	898	905
	First Lien(4)	SOFR(Q)	+	5.50%	10.90%	06/2022	10/2028	380	380	380
								1,285	1,278	1,285	0.34%
Calabrio, Inc.
Software	First Lien(4)	SOFR(M)	+	7.13%	12.45%	01/2024	04/2027	844	836	836	0.23%
GC Waves Holdings, Inc.
Financial Services	First Lien(4)(5) - Drawn	SOFR(M)	+	6.00%	11.43%	07/2023	08/2029	760	760	760	0.20%
Sun Acquirer Corp.
Consumer Services	First Lien(4)(5) - Drawn	SOFR(M)	+	5.75%	11.19%	06/2022	09/2028	485	482	485	0.13%
Total Funded Debt Investments - United States								$693,602	$675,137	$689,601	182.66%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(2)(4)	SOFR(Q)	+	7.25%	12.55%	12/2022	12/2029	$3,454	$3,410	$3,454
	First Lien(4)	SOFR(Q)	+	6.75%	12.05%	12/2023	12/2029	1,345	1,332	1,332
								4,799	4,742	4,786	1.27%
Total Funded Debt Investments - Australia								$4,799	$4,742	$4,786	1.27%
Total Funded Debt Investments								$698,401	$679,879	$694,387	183.93%
Equity - United States
Knockout Intermediate Holdings I Inc. (7)
Software	Preferred shares (4)	SOFR(S)*	+	10.75%/PIK	16.07%	06/2022	—	789	$929	$938	0.25%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Panzura Holdings, LLC (8)
Software	Ordinary Shares (3)(4)	—	—	—	09/2023	—	88,767	$480	$441	0.12%
Total Shares - United States								$1,409	$1,379	0.37%
Total Shares								$1,409	$1,379	0.37%
Total Funded Investments								$681,288	$695,766	184.30%
Unfunded Debt Investments - United States
Coupa Holdings, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	02/2023	08/2024	$1,757	$—	$35
	First Lien(4)(5) - Undrawn	—	—	—	02/2023	02/2029	1,346	(14)	—
							3,103	(14)	35	0.01%
PDQ.com Corporation
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2023	10/2025	2,585	—	25
	First Lien(4)(5) - Undrawn	—	—	—	10/2023	08/2027	1,260	(13)	—
							3,845	(13)	25	0.01%
Affinipay Midco, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2022	06/2028	279	(2)	—	—%
KWOR Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2024	1,495	—	—	—%
AAH Topco, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	11/2023	11/2025	19,100	—	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(4)(5) - Undrawn	—	—	—	10/2023	10/2025	10,500	—	—	—%
Avalara, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2022	10/2028	1,099	(8)	—	—%
KPSKY Acquisition Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	11/2023	11/2025	1,568	—	—	—%
Businessolver.com, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2023	12/2024	473	—	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2022	09/2024	1,480	—	—
	First Lien(4)(5) - Undrawn	—	—	—	09/2022	10/2029	1,480	(18)	—
							2,960	(18)	—	—%
Disco Parent, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	03/2023	03/2029	890	(9)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Foreside Financial Group, LLC
Business Services	First Lien(5) - Undrawn	—	—	—	03/2024	03/2026	$3,474	$—	$—
	First Lien(4)(5) - Undrawn	—	—	—	05/2022	09/2027	222	(1)	—
	First Lien(4)(5) - Undrawn	—	—	—	05/2022	05/2024	265	—	—
							3,961	(1)	—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2024	4,683	—	—	—%
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(5) - Undrawn	—	—	—	03/2024	03/2026	8,000	—	—	—%
iCIMS, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	08/2022	08/2024	3,933	—	—
	First Lien(4)(5) - Undrawn	—	—	—	08/2022	08/2028	1,516	(13)	—
							5,449	(13)	—	—%
Knockout Intermediate Holdings I Inc. (7)
Kaseya Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2024	3,087	—	—
	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2029	861	(6)	—
							3,948	(6)	—	—%
Oranje Holdco, Inc.
Education	First Lien(4)(5) - Undrawn	—	—	—	02/2023	02/2029	1,458	(15)	—	—%
GC Waves Holdings, Inc.
Financial Services	First Lien(4)(5) - Undrawn	—	—	—	07/2023	12/2024	4,237	—	—	—%
MRI Software LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2023	12/2025	3,383	—	—
	First Lien(4)(5) - Undrawn	—	—	—	12/2023	02/2027	338	(2)	—
							3,721	(2)	—	—%
PetVet Care Centers, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	10/2023	11/2025	2,442	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2023	11/2029	2,442	(23)	—
							4,884	(23)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	11/2022	04/2029	333	(5)	—	—%
Relativity ODA LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2024	05/2027	583	—	—	—%
Accession Risk Management Group, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2023	02/2025	2,514	—	—	—%
Riskonnect Parent, LLC
Software	First Lien(5) - Undrawn	—	—	—	03/2024	03/2026	6,349	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Sun Acquirer Corp.
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2025	$4,515	$—	$—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(5) - Undrawn	—	—	—	06/2023	06/2024	1,355	—	—	—%
USRP Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	07/2023	07/2025	1,721	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2023	07/2027	699	(2)	—
							2,420	(2)	—	—%
Verdantas LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	01/2024	01/2026	11,348	—	—	—%
Project Power Buyer, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2023	05/2025	184	(1)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	08/2022	08/2029	426	(3)	—
	First Lien(4)(5) - Undrawn	—	—	—	09/2023	09/2025	17,084	—	—
							17,510	(3)	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(4)(5) - Undrawn	—	—	—	02/2024	02/2026	6,565	—	—
	First Lien(4)(5) - Undrawn	—	—	—	02/2024	10/2027	375	(3)	—
							6,940	(3)	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(4)(5) - Undrawn	—	—	—	07/2022	07/2024	640	—	—	—%
DOCS, MSO, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2028	282	—	(2)	(0.00)%
Bluefin Holding, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	09/2023	09/2029	626	(7)	(3)	(0.00)%
Smile Doctors LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	06/2023	03/2025	451	—	(3)	(0.00)%
Brave Parent Holdings, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	11/2023	05/2025	1,217	—	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2023	11/2030	608	(3)	(3)
							1,825	(3)	(3)	(0.00)%
Next Holdco, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	11/2023	11/2025	903	—	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2023	11/2029	339	(2)	(3)
							1,242	(2)	(3)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

PDI TA Holdings, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2024	02/2026	$2,307	$—	$—
	First Lien(4)(5) - Undrawn	—	—	—	01/2024	02/2031	684	(3)	(3)
							2,991	(3)	(3)	(0.00)%

Project Accelerate Parent, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	02/2024	02/2031	806	(4)	(4)	(0.00)%
KENE Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	02/2024	02/2026	1,561	—	—
	First Lien(4)(5) - Undrawn	—	—	—	02/2024	02/2031	468	(5)	(5)
							2,029	(5)	(5)	(0.00)%
GS Acquisitionco, Inc.
Software	First Lien(5) - Undrawn	—	—	—	03/2024	03/2026	9,672	—	—
	First Lien(5) - Undrawn	—	—	—	03/2024	05/2028	2,418	(6)	(6)
							12,090	(6)	(6)	(0.00)%
IMO Investor Holdings, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	05/2022	05/2028	460	(5)	(3)
	First Lien(4)(5) - Undrawn	—	—	—	05/2022	05/2024	639	—	(5)
							1,099	(5)	(8)	(0.00)%
Icefall Parent, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2024	01/2030	828	(8)	(8)	(0.00)%
More cowbell II LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2023	09/2025	1,330	—	—
	First Lien(4)(5) - Undrawn	—	—	—	08/2023	09/2029	1,410	(11)	(11)
							2,740	(11)	(11)	(0.00)%
Zone Climate Services, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	11/2023	03/2028	289	(2)	(1)
	First Lien(4)(5) - Undrawn	—	—	—	11/2023	11/2025	2,222	—	(11)
							2,511	(2)	(12)	(0.00)%
Healthspan Buyer, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	10/2023	10/2030	1,229	(12)	(12)	(0.00)%
AWP Group Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2023	12/2029	291	(3)	(3)
	First Lien(4)(5) - Undrawn	—	—	—	08/2023	08/2025	1,026	—	(10)
							1,317	(3)	(13)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Enverus Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2023	12/2025	$888	$—	$(7)
	First Lien(4)(5) - Undrawn	—	—	—	12/2023	12/2029	1,351	(10)	(10)
							2,239	(10)	(17)	(0.01)%
Ncontracts, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2023	12/2029	696	(9)	(9)
	First Lien(4)(5) - Undrawn	—	—	—	12/2023	12/2025	773	—	(10)
							1,469	(9)	(19)	(0.01)%
KENG Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2023	08/2029	450	(6)	(6)
	First Lien(4)(5) - Undrawn	—	—	—	08/2023	08/2025	1,176	—	(15)
							1,626	(6)	(21)	(0.01)%
Ciklum Inc.**
Business Services	First Lien(4)(5) - Undrawn	—	—	—	02/2024	08/2025	15,496	—	—
	First Lien(4)(5) - Undrawn	—	—	—	02/2024	02/2030	3,874	(46)	(48)
							19,370	(46)	(48)	(0.02)%
DOXA Insurance Holdings LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2023	12/2029	1,540	(15)	(15)
	First Lien(4)(5) - Undrawn	—	—	—	12/2023	12/2025	4,010	—	(40)
							5,550	(15)	(55)	(0.02)%
Total Unfunded Debt Investments - United States							$202,664	$(295)	$(196)	(0.05)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2022	12/2028	$320	$(3)	$—	0.00%
Total Unfunded Debt Investments - Australia							$320	$(3)	$—	0.00%
Total Unfunded Debt Investments							$202,984	$(298)	$(196)	(0.05)%
Total Non-Controlled/Non-Affiliated Investments								$680,990	$695,570	184.25%
Total Investments								$680,990	$695,570	184.25%

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
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of March 31, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(in thousands, except shares)
(unaudited)

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
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2024, 5.35% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2024
(unaudited)

March 31, 2024
Investment Type	Percent of Total Investments at Fair Value
First lien	92.34%
Second lien	3.99%
Subordinated	3.48%
Equity and other	0.19%
Total investments	100.00%

March 31, 2024
Industry Type	Percent of Total Investments at Fair Value
Software	37.65%
Business Services	36.13%
Healthcare	7.38%
Education	5.65%
Consumer Services	4.59%
Food & Beverage	4.23%
Financial Services	3.39%
Distribution & Logistics	0.80%
Packaging	0.18%
Total investments	100.00%

March 31, 2024
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	96.07%
Fixed rates	3.93%
Total investments	100.00%
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

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

IMO Investor Holdings, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)	+	6.00%	11.40%	05/2022	05/2029	$4,547	$4,511	$4,510
	First Lien(4)(5) - Drawn	SOFR(S)	+	6.00%	11.39%	05/2022	05/2029	403	400	400
	First Lien(4)(5) - Drawn	SOFR(S)	+	6.00%	11.42%	05/2022	05/2028	22	23	22
								4,972	4,934	4,932	1.78%

Smile Doctors LLC
Healthcare	First Lien(2)(4)	SOFR(Q)	+	5.90%	11.30%	05/2022	12/2028	3,834	3,811	3,783
	First Lien(2)(4)	SOFR(Q)	+	5.90%	11.28%	05/2022	12/2028	1,128	1,111	1,113
								4,962	4,922	4,896	1.77%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(4)	SOFR(M)	+	5.75%	11.11%	10/2023	05/2029	4,638	4,593	4,638	1.68%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.14%	08/2022	08/2029	4,574	4,535	4,574	1.65%
PDQ.com Corporation
Software	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.18%	10/2023	08/2027	3,977	3,939	3,977	1.44%
Foreside Financial Group, LLC
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.04%	05/2022	09/2027	3,578	3,553	3,578
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	11.02%	05/2022	09/2027	107	106	107
	First Lien(4)	SOFR(Q)	+	5.50%	11.04%	05/2022	09/2027	37	35	37
								3,722	3,694	3,722	1.35%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.00%	11.52%	07/2022	12/2027	3,750	3,721	3,720	1.35%
WatchGuard Technologies, Inc.
Software	First Lien(2)	SOFR(M)	+	5.25%	10.61%	08/2022	07/2029	3,741	3,639	3,603	1.30%
Businessolver.com, Inc.
Software	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	10/2023	12/2027	3,493	3,493	3,493
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.50%	10.96%	10/2023	12/2027	97	97	97
								3,590	3,590	3,590	1.30%
Project Power Buyer, LLC
Software	First Lien(2)(4)	SOFR(Q)	+	7.00%	12.35%	01/2023	05/2026	3,553	3,514	3,553	1.28%
Next Holdco, LLC
Healthcare	First Lien(2)(4)	SOFR(M)	+	6.00%	11.37%	11/2023	11/2030	3,520	3,494	3,494	1.26%
WEG Sub Intermediate Holdings, LLC
Financial Services	Subordinated(4)	Fixed(Q)*	+	15.00%/PIK	15.00%	05/2023	05/2033	3,513	3,465	3,460	1.25%
Groundworks, LLC
Consumer Services	First Lien(2)(4)	SOFR(Q)	+	6.50%	11.90%	03/2023	03/2030	3,048	3,007	3,019
	First Lien(4)	SOFR(Q)	+	6.50%	11.90%	03/2023	03/2030	226	221	223
								3,274	3,228	3,242	1.17%
Anaplan, Inc.
Software	First Lien(2)(4)	SOFR(Q)	+	6.50%	11.85%	06/2022	06/2029	3,000	2,976	3,000	1.08%
DOCS, MSO, LLC
Healthcare	First Lien(2)(4)	SOFR(M)	+	5.75%	11.20%	06/2022	06/2028	2,996	2,996	2,942	1.06%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Barracuda Parent, LLC
Software	First Lien(2)	SOFR(Q)	+	4.50%	9.88%	05/2022	08/2029	$2,970	$2,933	$2,911	1.05%
Zone Climate Services, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	5.75%	11.29%	10/2023	03/2028	2,477	2,465	2,477
	First Lien(4)(5) - Drawn	P(M)	+	4.50%	13.00%	11/2023	03/2028	39	39	39
								2,516	2,504	2,516	0.91%
KWOR Acquisition, Inc.
Business Services	First Lien(2)(4)	SOFR(M)	+	5.25%	10.71%	06/2022	12/2028	1,921	1,906	1,921
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.25%	10.71%	06/2022	12/2028	560	555	560
								2,481	2,461	2,481	0.90%
KENG Acquisition, Inc.
Business Services	First Lien(2)(4)	SOFR(Q)	+	6.25%	11.60%	08/2023	08/2029	1,857	1,835	1,833
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.25%	11.60%	08/2023	08/2029	231	228	228
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.25%	11.60%	08/2023	08/2029	56	56	56
								2,144	2,119	2,117	0.78%
AWP Group Holdings, Inc.
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.95%	08/2023	12/2029	1,996	1,977	1,975
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.95%	08/2023	12/2029	88	88	87
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.95%	08/2023	12/2029	51	51	51
								2,135	2,116	2,113	0.76%
Eisner Advisory Group LLC
Financial Services	First Lien(2)	SOFR(M)	+	5.25%	10.72%	05/2022	07/2028	1,913	1,891	1,917	0.69%
KPSKY Acquisition Inc.
Business Services	First Lien(4)	SOFR(Q)	+	5.25%	10.73%	06/2022	10/2028	1,763	1,749	1,727
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.75%	11.23%	11/2023	10/2028	19	19	19
								1,782	1,768	1,746	0.63%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(5) - Drawn	SOFR(S)	+	5.75%	11.15%	06/2023	06/2027	1,379	1,367	1,379	0.50%
Accession Risk Management Group, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	6.00%	11.41%	08/2023	11/2029	563	563	563
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.00%	11.35%	08/2023	11/2029	251	251	251
								814	814	814	0.29%
Allworth Financial Group, L.P.
Financial Services	First Lien(4)(5) - Drawn	SOFR(M)	+	5.50%	10.96%	10/2023	12/2026	771	761	771	0.28%
Fortis Solutions Group, LLC
Packaging	First Lien(4)	SOFR(Q)	+	5.50%	10.95%	06/2022	10/2028	381	381	379
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.98%	06/2022	10/2028	169	166	168
								550	547	547	0.20%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

GC Waves Holdings, Inc.
Financial Services	First Lien(4)(5) - Drawn	SOFR(M)	+	6.00%	11.46%	07/2023	08/2028	$456	$456	$456	0.16%
Total Funded Debt Investments - United States								$582,012	$563,378	$574,570	207.75%

Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(2)(4)	SOFR(M)	+	7.25%	12.61%	12/2022	12/2029	$3,454	$3,408	$3,454
	First Lien	SOFR(M)	+	6.75%	12.11%	12/2023	12/2029	1,345	1,332	1,332
								4,799	4,740	4,786	1.73%
Total Funded Debt Investments - Australia								$4,799	$4,740	$4,786	1.73%
Total Funded Debt Investments								$586,811	$568,118	$579,356	209.48%
Equity - United States
Knockout Intermediate Holdings I Inc. (7)
Software	Preferred shares (4)	Fixed(S)*		11.75%/PIK	11.75%	06/2022	—	789	$876	$886	0.32%
Panzura Holdings, LLC (8)
Software	Ordinary Shares (3)(4)	—		—	—	09/2023	—	88,767	480	480	0.17%
Total Shares - United States									$1,356	$1,366	0.49%
Total Shares									$1,356	$1,366	0.49%
Total Funded Investments									$569,474	$580,722	209.97%
Unfunded Debt Investments - United States
Coupa Holdings, LLC
Software	First Lien(4)(5) - Undrawn	—		—	—	02/2023	08/2024	$1,757	$—	$18
	First Lien(4)(5) - Undrawn	—		—	—	02/2023	02/2029	1,346	(14)	—
								3,103	(14)	18	0.01%
PetVet Care Centers, LLC
Consumer Services	First Lien(5) - Undrawn	—		—	—	10/2023	11/2025	2,442	—	1
	First Lien(5) - Undrawn	—		—	—	10/2023	11/2029	2,442	(24)	—
								4,884	(24)	1	0.00%
Affinipay Midco, LLC
Software	First Lien(4)(5) - Undrawn	—		—	—	07/2022	06/2028	279	(2)	—	—%
KWOR Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—		—	—	06/2022	06/2024	1,494	—	—	—%
AAH Topco, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—		—	—	11/2023	11/2025	23,151	—	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(4)(5) - Undrawn	—		—	—	10/2023	10/2025	11,955	—	—	—%
Avalara, Inc.
Software	First Lien(4)(5) - Undrawn	—		—	—	10/2022	10/2028	795	(8)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Businessolver.com, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2023	12/2024	$526	$—	$—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2022	09/2024	1,480	—	—
	First Lien(4)(5) - Undrawn	—	—	—	09/2022	10/2029	1,480	(18)	—
							2,960	(18)	—	—%
Disco Parent, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	03/2023	03/2029	890	(10)	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2022	05/2024	484	—	—
	First Lien(4)(5) - Undrawn	—	—	—	05/2022	09/2027	116	(1)	—
							600	(1)	—	—%
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2023	08/2025	6,847	—	—	—%
iCIMS, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	08/2022	08/2024	2,557	—	—
	First Lien(4)(5) - Undrawn	—	—	—	08/2022	08/2028	761	(7)	—
							3,318	(7)	—	—%
Knockout Intermediate Holdings I Inc. (7)
Kaseya Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2024	1,078	—	—
	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2029	861	(6)	—
							1,939	(6)	—	—%
Oranje Holdco, Inc.
Education	First Lien(4)(5) - Undrawn	—	—	—	02/2023	02/2029	1,458	(16)	—	—%
GC Waves Holdings, Inc.
Financial Services	First Lien(4)(5) - Undrawn	—	—	—	07/2023	12/2024	4,543	—	—	—%
PDQ.com Corporation
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2023	10/2025	2,584	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2023	08/2027	1,427	(13)	—
							4,011	(13)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	11/2022	04/2028	333	(5)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Accession Risk Management Group, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2023	02/2025	$3,687	$—	$—	—%
Zone Climate Services, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	11/2023	02/2024	667	—	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2023	11/2025	2,222	—	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2023	03/2028	406	(4)	—
							3,295	(4)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(5) - Undrawn	—	—	—	06/2023	06/2024	1,672	—	—	—%
USRP Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	07/2023	07/2025	1,721	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2023	07/2027	698	(2)	—
							2,419	(2)	—	—%
Project Power Buyer, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2023	05/2025	184	(2)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	08/2022	08/2029	426	(3)	—
	First Lien(4)(5) - Undrawn	—	—	—	09/2023	09/2025	17,084	—	—
							17,510	(3)	—	—%
MRI Software LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2023	12/2025	3,383	—	—
	First Lien(4)(5) - Undrawn	—	—	—	12/2023	02/2027	338	(2)	(1)
							3,721	(2)	(1)	(0.00)%

Brave Parent Holdings, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	11/2023	05/2025	1,217	—	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2023	11/2030	608	(3)	(3)
							1,825	(3)	(3)	(0.00)%
Next Holdco, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	11/2023	11/2025	903	—	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2023	11/2029	339	(2)	(3)
							1,242	(2)	(3)	(0.00)%
Groundworks, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	03/2023	09/2024	149	—	(1)
	First Lien(4)(5) - Undrawn	—	—	—	03/2023	03/2029	181	(2)	(2)
							330	(2)	(3)	(0.00)%
DOCS, MSO, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2028	282	—	(5)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Smile Doctors LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	06/2023	03/2025	$570	$—	$(8)	(0.00)%
Bluefin Holding, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	09/2023	09/2029	626	(7)	(8)	(0.00)%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(4)(5) - Undrawn	—	—	—	07/2022	07/2024	1,024	—	(8)	(0.00)%
Enverus Holdings, Inc.
Business Services	First Lien(5) - Undrawn	—	—	—	12/2023	12/2025	888	—	—
	First Lien(5) - Undrawn	—	—	—	12/2023	12/2029	1,351	(10)	(10)
							2,239	(10)	(10)	(0.00)%
Ncontracts, LLC
Software	First Lien(5) - Undrawn	—	—	—	12/2023	12/2025	773	—	—
	First Lien(5) - Undrawn	—	—	—	12/2023	12/2029	773	(10)	(10)
							1,546	(10)	(10)	(0.00)%
IMO Investor Holdings, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	05/2022	05/2028	526	(5)	(4)
	First Lien(4)(5) - Undrawn	—	—	—	05/2022	05/2024	691	—	(6)
							1,217	(5)	(10)	(0.00)%
More cowbell II LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2023	09/2025	1,330	—	—
	First Lien(4)(5) - Undrawn	—	—	—	08/2023	09/2029	1,410	(11)	(11)
							2,740	(11)	(11)	(0.00)%
Healthspan Buyer, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	10/2023	10/2030	1,229	(12)	(12)	(0.01)%
AWP Group Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2023	12/2029	322	(3)	(3)
	First Lien(4)(5) - Undrawn	—	—	—	08/2023	08/2025	1,026	—	(10)
							1,348	(3)	(13)	(0.01)%
DOXA Insurance Holdings LLC
Business Services	First Lien(5) - Undrawn	—	—	—	12/2023	12/2025	6,829	—	—
	First Lien(5) - Undrawn	—	—	—	12/2023	12/2029	1,540	(15)	(15)
							8,369	(15)	(15)	(0.01)%
KPSKY Acquisition Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	11/2023	11/2025	1,567	—	(16)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

KENG Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2023	08/2029	$450	$(6)	$(6)
	First Lien(4)(5) - Undrawn	—	—	—	08/2023	08/2025	1,176	—	(15)
							1626	(6)	(21)	(0.01)%
Fortis Solutions Group, LLC
Packaging	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2024	5,420	—	(34)	(0.02)%
Sun Acquirer Corp.
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2024	5,000	—	(84)	(0.03)%
Total Unfunded Debt Investments - United States							$143,774	$(223)	$(256)	(0.09)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2022	12/2028	$320	$(4)	$—	—%
Total Unfunded Debt Investments - Australia							$320	$(4)	$—	—%
Total Unfunded Debt Investments							$144,094	$(227)	$(256)	(0.09)%
Total Non-Controlled/Non-Affiliated Investments								$569,247	$580,466	209.88%
Total Investments								$569,247	$580,466	209.88%

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

Table of Contents Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C.
March 31, 2024
(in thousands, except unit data)
(unaudited)

Note 1. Formation and Business Purpose
New Mountain Guardian IV BDC, L.L.C. (the "Company") is a Delaware limited liability company formed on March 18, 2022. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be treated for U.S. federal income tax purposes, and intends to continue to comply with the requirements to qualify annually as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $50.0 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (a "Subscription Agreement"). The Company expects closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the 24-month period following the initial closing of Capital Commitments, which occurred on May 4, 2022 (the "Closing Period"). Pursuant to the Limited Liability Company Agreement, as amended and restated on December 6, 2023 (the "Third A&R LLC Agreement"), the Closing Period was extended to November 4, 2024. The Company may accept and draw down on Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments after the Closing Period. The Company commenced loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on May 9, 2022 (the "Initial Drawdown"). The "Investment Period" began on May 4, 2022 and will continue until November 4, 2028, the four-year anniversary of the end of the Closing Period. The term of the Company is until November 4, 2030, six years from the end of the Closing Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by the Company's board of directors. See Note 13. Subsequent Events for additional details.
The Company established New Mountain Guardian IV SPV, L.L.C. (“GIV SPV”) on July 26, 2022 as a wholly-owned direct subsidiary, whose assets are used to secure GIV SPV's credit facility. The Company established New Mountain Guardian IV Holdings, L.L.C. ("GIV Holdings SPV"), formerly known as New Mountain Guardian IV Issuer SPV, L.L.C., on October 28, 2022 as a wholly-owned direct subsidiary. As of March 31, 2024, there were no assets held by GIV Holdings SPV. The Company established New Mountain Guardian IV Panzura, Inc. ("GIV Panzura") as a wholly-owned direct subsidiary, which is treated as a corporation for U.S. federal income tax purposes and is intended to facilitate the Company's compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in one of the Company's portfolio companies organized as a limited liability company (or other form of pass-through entities). The Company consolidates GIV Panzura for accounting purposes, but the corporation is not consolidated for U.S. federal income tax purposes, and may incur U.S. federal income tax expense as a result of its ownership of the portfolio company.
The Company focuses on providing direct lending solutions to U.S. upper middle market companies backed by top private equity sponsors. The Company's investment objective is to generate current income and capital appreciation through the sourcing and origination of senior secured loans and select junior capital positions to growing businesses in defensive industries that offer attractive risk-adjusted returns. The Company's differentiated investment approach leverages the deep sector knowledge and operating resources of New Mountain Capital.
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
As of March 31, 2024, the Company's top five industry concentrations were software, business services, healthcare, education and consumer services.
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946"). The Company consolidates its wholly-owned direct subsidiaries GIV SPV, GIV Holdings SPV and GIV Panzura.
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
The Company's interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2024.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2024 and December 31, 2023.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2024 and March 31, 2023, the Company recognized PIK dividends from investments of $38 and $25, respectively, and for the three months ended March 31, 2024 and March 31, 2023 the Company recognized PIK interest from investments of $1,083 and $93, respectively.

Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2024 and December 31, 2023, no investments were on non-accrual status.
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
Income taxes—The Company has elected to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code with the filing of its first tax return for the year ending December 31, 2022, and intends to comply with the requirements to qualify and maintain its status as a RIC annually. As a RIC, the Company is not subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to its unitholders.
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

Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for U.S. federal income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and U.S. federal income tax purposes.
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes ("ASC 740") through December 31, 2023. The 2022 and 2023 tax years remain subject to examination by the U.S. federal, state, and local tax authorities.
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
Note 3. Investments
At March 31, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$631,687	$642,273
Second lien	25,309	27,779
Subordinated	22,585	24,139
Equity and other	1,409	1,379
Total investments	$680,990	$695,570

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$257,224	$261,908
Business Services	248,048	251,324
Healthcare	50,827	51,308
Education	37,647	39,284
Consumer Services	31,595	31,911
Food & Beverage	25,373	29,406
Financial Services	23,510	23,583
Distribution & Logistics	5,488	5,561
Packaging	1,278	1,285
Total investments	$680,990	$695,570
At December 31, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$532,881	$541,000
Second lien	14,115	16,288
Subordinated	20,895	21,812
Equity and other	1,356	1,366
Total investments	$569,247	$580,466
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$209,656	$212,035
Software	197,095	201,391
Healthcare	48,501	48,824
Education	31,499	32,917
Consumer Services	29,992	30,171
Food & Beverage	22,885	25,436
Financial Services	23,573	23,604
Distribution & Logistics	5,499	5,575
Packaging	547	513
Total investments	$569,247	$580,466
As of March 31, 2024, the Company had unfunded commitments on revolving credit facilities of $34,760 and no unfunded commitments on bridge facilities. As of March 31, 2024, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $168,224. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedule of Investments as of March 31, 2024.
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

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of March 31, 2024:

	Total	Level I	Level II	Level III
First lien	$642,273	$—	$63,244	$579,029
Second lien	27,779	—	7,851	19,928
Subordinated	24,139	—	17,342	6,797
Equity and other	1,379	—	—	1,379
Total investments	$695,570	$—	$88,437	$607,133
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2023:

	Total	Level I	Level II	Level III
First lien	$541,000	$—	$81,949	$459,051
Second lien	16,288	—	7,610	8,678
Subordinated	21,812	—	15,202	6,610
Equity and other	1,366	—	—	1,366
Total investments	$580,466	$—	$104,761	$475,705
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2023	$475,705	$459,051	$8,678	$6,610	$1,366
Total gains or losses included in earnings:
Net realized (losses) gains on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) of investments	2,691	2,546	131	53	(39)
Purchases, including capitalized PIK and revolver fundings	120,088	108,783	11,119	134	52
Proceeds from paydowns of investments	(10,925)	(10,925)	—	—	—
Transfers into Level III(1)	24,816	24,816	—	—	—
Transfers out of Level III(1)	(5,242)	(5,242)	—	—	—
Fair Value, March 31, 2024	$607,133	$579,029	$19,928	$6,797	$1,379
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$2,705	$2,560	$131	$53	$(39)

(1)     As of March 31, 2024, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2023, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2022	$104,427	$93,348	$7,239	$3,077	$763
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation) of investments	1,011	804	229	(37)	15
Purchases, including capitalized PIK and revolver fundings	57,190	56,341	800	—	49
Proceeds from paydowns of investments	(872)	(872)	—	—	—
Fair Value, March 31, 2023	$161,756	$149,621	$8,268	$3,040	$827
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,011	$804	$229	$(37)	$15
Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three months ended March 31, 2024 and March 31, 2023. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2024 and December 31, 2023, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2024 and December 31, 2023, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2024 were as follows:

				Range
Type	Fair Value as of March 31, 2024	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$553,435	Market & income approach	EBITDA multiple	8.0x	35.0x	17.5x
			Revenue multiple	4.0x	16.6x	8.5x
			Discount rate	7.8%	19.8%	10.4%
	23,250	Market quote	Broker quote	N/A	N/A	N/A
	2,344	Other	N/A (2)	N/A	N/A	N/A
Second lien	8,808	Market & income approach	EBITDA multiple	14.0x	18.0x	16.5x
			Discount rate	9.4%	11.2%	10.9%
	11,120	Other	N/A (2)	N/A	N/A	N/A
Subordinated	6,797	Market & income approach	EBITDA multiple	14.0x	24.5x	19.4x
			Discount rate	12.6%	15.4%	14.1%
Equity and other	1,379	Market & income approach	Revenue multiple	4.0x	5.5x	4.8x
			Discount rate	15.4%	16.0%	15.6%
	$607,133

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
The following are the principal amounts and fair values of the Company’s borrowings as of March 31, 2024 and December 31, 2023. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	March 31, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
BMO Subscription Line	$36,900	$37,025	$60,800	60,981
UBS Credit Facility	250,000	254,119	250,000	252,543
Total	$286,900	$291,144	$310,800	$313,524
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
For the three months ended March 31, 2024 and March 31, 2023, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
    For the three months ended March 23, 2024 and March 23, 2023, the Company accrued hypothetical capital gains incentive fees of $532 and $0, respectively.
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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three months ended March 31, 2024 and March 31, 2023, there were no reimbursements to the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the Company's outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Management fee	$1,161	$372
Less: management fee waiver	(45)	(186)
Net management fee	1,116	186
Incentive fee, excluding accrued incentive fees on capital gains	$1,775	$369
Accrued capital gains incentive fees	532	—
As of March 31, 2024 and December 31, 2023, $1,876 and $1,344, respectively, of incentive fees on capital gains were accrued but are not payable under the Investment Management Agreement by the Company, as return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement"), under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Company's board of directors on January 30, 2024 for a period of 12 months commencing on March 1, 2024. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2024 and March 31, 2023, approximately $195 and $146, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of March 31, 2024 and December 31, 2023, approximately $195 and $226, respectively, of indirect administrative expenses were included in payable to affiliates.

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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandate. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's directors who are not "interested persons," as that term is defined in Section 2(a)(19) of the 1940 Act (the "Independent Directors"), make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its unitholders and do not involve overreaching in respect of the Company or its unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's unitholders and is consistent with its then-current investment objective and strategies.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the "Temporary Relief"), the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not previously hold an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such follow-on investments with the Company unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continued to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, on August 30, 2022, New Mountain Finance Corporation, an affiliate of the Company and the Investment Adviser, and certain other affiliated applicants, received an Order from the SEC that amended its existing Exemptive Order to permit the Company to continue to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds do not hold an investment in such existing portfolio company, subject to certain conditions.
Note 6. Borrowings
BMO Subscription Line—On May 9, 2022, the Company entered into a Loan Authorization Agreement with BMO Bank N.A. (formerly known as BMO Harris Bank N.A., "BMO") (as amended, from time to time, and most recently amended on October 25, 2023, the "Loan Authorization Agreement"), which allows the Company to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $200,000 (the "BMO Subscription Line"). All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or the earliest to occur on the date (x) 6 months after each advance date and (y) 30 days prior to the termination of the Investment Period, which varies throughout the period. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of the Company's unitholders. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Consolidated Statements of Assets, Liabilities and Members' Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. The BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.

The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Interest expense	$2,054	$1,205
Amortization of financing costs	45	4
Weighted average interest rate	8.3%	7.5%
Effective interest rate	8.4%	7.5%
Average debt outstanding	$100,133	$65,306
As of March 31, 2024 and December 31, 2023, the outstanding balance on the BMO Subscription Line was $36,900 and $60,800, respectively, and the Company was in compliance with the applicable covenants of the Loan Authorization Agreement on such dates.
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
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the UBS Credit Facility for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023 (1)
Interest expense	$5,174	$459
Non-usage fee	$—	$196
Amortization of financing costs	$87	$59
Weighted average interest rate	8.2%	7.5%
Effective interest rate	8.3%	22.9%
Average debt outstanding	$250,000	$17,106

(1)     For the three months ended March 31, 2023, amounts represent the period from January 25, 2023 to March 31, 2023.
As of March 31, 2024 and December 31, 2023, the outstanding balance on the UBS Credit Facility was $250,000 and $250,000, and the Company was in compliance with the applicable covenants of the Loan and Security Agreement on such dates.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2024, the Company had unfunded commitments on revolving credit facilities of $34,760, no outstanding bridge financing commitments, and other future funding commitments of $168,224. As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities of $24,197, no outstanding bridge financing commitments, and other future funding commitments of $119,897. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the BMO Subscription Line as of March 31, 2024 and December 31, 2023. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2024 and December 31, 2023, the Company had commitment letters to purchase investments in the aggregate par amount of $6,349 and $10,368, respectively, which could require funding in the future.
Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2024.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
March 14, 2024	March 28, 2024	9,788,500	$97,885
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2023.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
February 23, 2023	March 9, 2023	982,500	$9,825

The following table reflects the distributions declared on the Company's Units for the three months ended March 31, 2024.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 20, 2024	March 27, 2024	April 19, 2024	$0.362
The following table reflects the distributions declared on the Company's Units for the three months ended March 31, 2023.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 2, 2023	March 8, 2023	April 20, 2023	$0.175
March 30, 2023	March 31, 2023	April 20, 2023	0.150
			$0.325
Note 10. Earnings (Loss) Per Unit
The following information sets forth the computation of basic net increase (decrease) in the Company's members' capital per Unit resulting from operations for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Earnings (Loss) per unit—basic & diluted
Numerator for basic & diluted earnings (loss) per unit:	$12,852	$3,383
Denominator for basic & diluted weighted average unit:	27,372,220	7,776,914
Basic & diluted earnings (loss) per unit:	$0.47	$0.43

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2024 and March 31, 2023.

	Three Months Ended
	March 31, 2024	March 31, 2023
Per unit data(1):
Members' capital, December 31, 2023 and December 31, 2022, respectively	$10.27	$9.77
Net investment income (loss)	0.35	0.27
Net realized and unrealized gains (losses)(2)	0.02	0.18
Total net increase (decrease)	0.37	0.45
Distributions declared to unitholders from net investment income	(0.36)	(0.33)
Members' capital, March 31, 2024 and March 31, 2023, respectively	$10.28	$9.89
Total return based on members' capital(3)	3.62%	4.63%
Units outstanding at end of period	36,730,456	8,508,331
Average weighted units outstanding for the period	27,372,220	7,776,914
Average members' capital for the period	$280,909	$76,036
Ratio to average members' capital:
Net investment income(4)	13.72%	11.97%
Total expenses, before waivers(4)	16.62%	17.13%
Total expenses, net of waivers(4)	16.56%	16.13%

Average debt outstanding—BMO Subscription Line	$100,133	$65,306
Average debt outstanding—UBS Credit Facility	250,000	$17,106
Asset coverage ratio	231.58%	181.36%
Portfolio turnover	2.59%	0.22%

Capital Commitments	$815,225	$282,100
Funded Capital Commitments	$366,851	$84,630
% of Capital Commitments funded	45.00%	30.00%

(1)Per unit data is based on weighted average units outstanding for the respective period (except for distributions declared to unitholders, which are based on actual rate per unit).
(2)The total amount shown may not correspond with the aggregate amount for the period, as it includes the effect of the timing of capital transactions which, for the three months ended March 31, 2024 and March 31, 2023, was $(0.10) and $0.02, respectively.
(3)Total return is calculated assuming a purchase price at members' capital per Unit on the first day of the year and a sale at members' capital per Unit on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at members' capital per Unit on the last day of the respective quarter. Total return calculation is not annualized.
(4)Annualized, except organizational and offering costs.

Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard was effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2024. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In December 2020, the SEC adopted a rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act ("Rule 2a-5") establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. Rule 31a-4 under the 1940 Act ("Rule 31a-4") also provides the recordkeeping requirements associated with fair value determinations. While the Company's board of directors has not elected to designate the Investment Adviser as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.
Note 13. Subsequent Events
On April 15, 2024, the Adviser elected to extend the Closing Period from 24 months to 30 months after the Initial Closing. As a result of the foregoing, the Closing Period was extended from May 4, 2024 to November 4, 2024.
On May 9, 2024, the Company entered into the Second Amendment to the Loan Authorization Agreement (the “Second Amendment”). The Second Amendment: (i) increases the maximum amount of borrowings available under the Loan Authorization Agreement from $200,000 to $300,000, and (ii) increases the amount that BMO may, if requested by the Company, elect to increase the maximum amount of borrowings from up to $250,000 to up to $400,000. All other terms of the Loan Authorization Agreement shall remain in full force and effect.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and the Board of Directors of New Mountain Guardian IV BDC, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian IV BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of March 31, 2024, and the related consolidated statements of operations, changes in members’ capital, and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets, liabilities and members’ capital of the Company, including the consolidated schedule of investments, as of December 31, 2023, and the related consolidated statements of operations, changes in members’ capital and cash flows for the year then ended (not presented herein); and in our report dated March 5, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets, liabilities, and members’ capital as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated statement of assets, liabilities and members’ capital from which it has been derived.
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
May 13, 2024

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
•the general economy, including fluctuating interest and inflation rates;
•the impact of interest rate volatility, including the replacement of LIBOR with alternative rates and rising interest rates, on our business and our portfolio companies;
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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q.
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
Overview
We are a Delaware limited liability company formed on March 18, 2022. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
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
We conducted a private offering (the "Private Offering") of units of our limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the 24-month period following the initial closing of Capital Commitments, which occurred on May 4, 2022 (the "Closing Period"). Pursuant to the Limited Liability Company Agreement, as amended and restated on December 6, 2023 (the "Third A&R LLC Agreement"), the Closing Period was extended to November 4, 2024 (See Recent Developments, below). We may accept and draw down on Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments after the Closing Period. We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on May 9, 2022 (the "Initial Drawdown"). The investment period began on May 4, 2022 and will continue until November 4, 2028, the four-year anniversary of the end of the Closing Period (the "Investment Period"). Our term is until November 4, 2030, six years from the end of the Closing Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors.
We established New Mountain Guardian IV SPV, L.L.C. ("GIV SPV") on July 26, 2022 as a wholly-owned direct subsidiary, whose assets are used to secure GIV SPV's credit facility. We established New Mountain Guardian IV Holdings, L.L.C. ("GIV Holdings SPV"), formerly known as New Mountain Guardian IV Issuer SPV, L.L.C., on October 28, 2022 as a wholly-owned direct subsidiary. As of March 31, 2024, there were no assets held by GIV Holdings SPV. We established New Mountain Guardian IV Panzura, Inc. ("GIV Panzura") as a wholly-owned direct subsidiary, which is treated as a corporation for U.S. federal income tax purposes and is intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in one of our portfolio companies organized as a limited liability company (or other form of pass-through entities); we consolidate the corporation for accounting purposes but the corporation is not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of our ownership of the portfolio company.
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
As of March 31, 2024, our top five industry concentrations were software, business services, healthcare, education and consumer services.
As of March 31, 2024, our members' capital was approximately $377.5 million and our portfolio had a fair value of approximately $695.6 million in 83 portfolio companies.
Recent Developments
On April 15, 2024, the Adviser elected to extend the Closing Period from 24 months to 30 months after the Initial Closing. As a result of the foregoing, the Closing Period was extended from May 4, 2024 to November 4, 2024.
On May 9, 2024, we entered into the Second Amendment to the Loan Authorization Agreement (the “Second Amendment”). The Second Amendment: (i) increases the maximum amount of borrowings available under the Loan Authorization Agreement from $200.0 million to $300.0 million, and (ii) increases the amount that BMO may, if requested by us, elect to increase the maximum amount of borrowings from up to $250.0 million to up to $400.0 million. All other terms of the Loan Authorization Agreement shall remain in full force and effect.
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
Basis of Accounting
We consolidate our wholly-owned direct subsidiaries GIV SPV, GIV Holdings SPV and GIV Panzura. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946").
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of March 31, 2024.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2024.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For both the three months ended March 31, 2024 and March 31, 2023, we recognized PIK dividends from investments of less than $50 thousand and for the three months ended March 31, 2024 and March 31, 2023, we recognized PIK interest from investments of $1.1 million and $0.1 million, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2024 and December 31, 2023, no investments were on non-accrual status.
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
We use an investment risk rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. As such, we assign each investment a composite score ("Risk Rating") based on two metrics – 1) Operating Performance and 2) Business Characteristics:
•Operating Performance assesses the health of the investment in context of its financial performance and the market environment it faces. The metric is expressed in Tiers of "4" to "1", with "4" being the best and "1" being the worst:
◦Tier 4 – Business performance is in-line with or above expectations
◦Tier 3 – Moderate business underperformance and/or moderate market headwinds
◦Tier 2 – Significant business underperformance and/or significant market headwinds
◦Tier 1 – Severe business underperformance and/or severe market headwinds
•Business Characteristics assesses the health of the investment in context of the underlying portfolio company's business and credit quality, the underlying portfolio company's current balance sheet, and the level of support from the equity sponsor. The metric is expressed as on a qualitative scale of "A" to "C", with "A" being the best and "C" being the worst.
The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Green, Yellow, Orange, and Red, with Green reflecting an investment that is in-line with or above expectations and Red reflecting an investment performing materially below expectations. The mapping of the composite scores to these categories are below:
•Green – 4C, 3B, 2A, 4B, 3A, and 4A (e.g., Tier 4 for Operating Performance and C for Business Characteristics)
•Yellow – 3C, 2B, and 1A
•Orange – 2C and 1B
•Red – 1C

The following table shows the Risk Ratings of our portfolio companies as of March 31, 2024:

(in millions)	As of March 31, 2024
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$681.0	100.0%	$695.6	100.0%
Yellow	—	—%	—	—%
Orange	—	—%	—	—%
Red	—	—%	—	—%
	$681.0	100.0%	$695.6	100.0%
As of March 31, 2024, all investments in our portfolio had a Green Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $695.6 million in 83 portfolio companies at March 31, 2024 and approximately $580.5 million in 72 portfolio companies at December 31, 2023.
The following table shows our portfolio and investment activity for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
(in millions)	March 31, 2024	March 31, 2023
New investments in 39 and 16 portfolio companies, respectively	$124.4	$67.3
Debt repayments in existing portfolio companies	(11.2)	(0.3)
Sales of securities in 1 and 0 portfolio company respectively	(3.9)	—
Change in unrealized appreciation on 33 and 18 portfolio companies, respectively	4.1	1.5
Change in unrealized depreciation on 45 and 18 portfolio companies, respectively	(0.7)	(0.2)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.

Results of Operations for the Three Months Ended March 31, 2024 and March 31, 2023
Revenue

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Interest income	$19,519	$4,445
Dividend income	38	25
Fee income	1,591	799
Total investment income	$21,148	$5,269
Our total investment income increased by approximately $15.9 million, or 301%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. For the three months ended March 31, 2024, total investment income of approximately $21.1 million consisted of approximately $17.4 million in cash interest from investments, approximately $1.1 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.0 million, approximately less than $40 thousand in PIK dividends from investments and approximately $1.6 million in fee income.
The increase in interest income of approximately $15.1 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily attributable to our deployment of capital and increasing invested balances over the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Fee income during the three months ended March 31, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and consent fees received from 16 different portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Management fee	$1,161	$372
Less: management fee waiver	(45)	(186)
Net management fee	1,116	186
Interest and other financing expenses	7,367	1,936
Income based incentive fees	1,775	369
Capital gains incentive fee	532	—
Administrative expenses	395	247
Professional fees	313	187
Organizational and offering expenses	73	201
Other general and administrative expenses	47	50
Net expenses	$11,618	$3,176
Our total net operating expenses increased by $8.4 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Our net management fee increased by $1.0 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Per the Investment Management Agreement (as defined below), the management fee was reduced by 50% until the one-year anniversary of the Initial Drawdown Date, which occurred on May 9, 2023 (as defined in the Investment Management Agreement). The base management fee may also be reduced by placement fees and a voluntary fee waiver made by the Investment Adviser. Our income based incentive fee increased by $1.4 million and our capital gains incentive fee increased by $0.5 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase in management fees and income based incentive fees was attributable to larger managed and invested capital balances over the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, as well as the expiration of the 50% management fee waiver on May 9, 2023. The increase in capital gains incentive fees was due to the accrual for hypothetical gains recognized if the portfolio was sold at fair value in accordance with GAAP. The hypothetical accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized.

Interest and other financing expenses increased by approximately $5.4 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to higher drawn balances on our UBS Credit Facility and BMO Subscription Line.
Our total administrative expenses, professional fees and other general and administrative expenses increased by $0.3 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due to the continued ramp of of investment operations and deployment of capital.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Net realized gains (losses) on investments	$(39)	$—
Net change in unrealized appreciation (depreciation) of investments	3,361	1,290
Net realized and unrealized gain (loss)	$3,322	$1,290

    Our net realized losses and unrealized appreciation resulted in a net gain of approximately $3.3 million for the three months ended March 31, 2024 as compared to net realized and unrealized appreciation resulting in a net gain of approximately $1.3 million for the three months ended March 31, 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses. The net gain for the three months ended March 31, 2024, was primarily driven by the overall increase in market prices of our investments during the period. The net gain for the three months ended March 31, 2023 was primarily driven by the overall increase in market prices of our investments during the period.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of March 31, 2024, our asset coverage ratio was 231.6%.
Since our inception on March 18, 2022, we have entered into Subscription Agreements with several investors on various dates. We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On March 31, 2024 and December 31, 2023, we had aggregate capital commitments accepted and undrawn capital commitments from investors as follows:

(in millions)	March 31, 2024	December 31, 2023
Capital Commitments	$815.2	$768.5
Unfunded Capital Commitments	448.4	499.5
% of Capital Commitments funded	45.0%	35.0%
As of March 31, 2024 and December 31, 2023, our credit facilities consisted of the BMO Subscription Line and UBS Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q and Recent Developments above for additional information.
As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $10.5 million and $7.2 million, respectively. Our cash used in operating activities for the three months ended March 31, 2024 and March 31, 2023 was approximately $70.7 million and $59.4 million, respectively. We expect that all current liquidity needs will be met with cash flows from drawdowns on Capital Commitments, investments and operations and borrowings from banks or other lenders.

Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2024 and December 31, 2023, we had outstanding commitments to third parties to fund investments totaling $203.0 million and $144.1 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2024 and December 31, 2023, we had commitment letters to purchase investments in the aggregate par amount of $6.3 million and $10.4 million, respectively, which could require funding in the future. As of March 31, 2024 and December 31, 2023, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2024 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$36.9	$36.9	$—	$—	$—
UBS Credit Facility (2)	250.0	—	—	250.0	—
Total Contractual Obligations	$286.9	$36.9	$—	$250.0	$—

(1)Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($36.9 million as of March 31, 2024) are due on BMO's demand within 15 business days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line will terminate when all Capital Commitments have been funded. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the BMO Subscription Line.
(2)Under the terms of the $250.0 million UBS Credit Facility, all outstanding borrowings under that facility ($250.0 million as of March 31, 2024) must be repaid on or before January 25, 2028. As of March 31, 2024, there was no capacity remaining under the UBS Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the UBS Credit Facility.
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
Distributions and Dividends
Distributions declared to unitholders for the three months ended March 31, 2024 and March 31, 2023 totaled were approximately $9.8 million and $2.6 million, respectively.
Tax characteristics of all distributions paid are reported to unitholders on Form 1099 or Form 1042 after the end of the calendar year. For the year ended December 31, 2023 and December 31, 2022, total distributions declared were $18.0 million and $2.6 million, respectively, of which the distributions were comprised of approximately 84.96% and 100.00%, respectively, of ordinary income, 0.00% and 0.00%, respectively, of long-term capital gains and 15.04% and 0.00%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.

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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2024, approximately $0.2 million of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of March 31, 2024, approximately $0.2 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets, Liabilities and Members' Capital.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the three months ended March 31, 2024, certain of the loans held in our portfolio had floating Prime rate or SOFR interest rates. As of March 31, 2024, approximately 96.14% of investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 3.86% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2024. Interest expense is calculated based on the terms of our UBS Credit Facility and BMO Subscription Line. For our credit facilities, we use the outstanding balance as of March 31, 2024. This analysis does not take into account the impact of the incentive fee or other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(1.58)%
Base Interest Rate	—%
+100 Basis Points	6.42%
+200 Basis Points	13.12%
+300 Basis Points	19.82%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, and our consolidated subsidiary, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of March 31, 2024. From time to time, we or our consolidated subsidiary may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2024 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, other than those already disclosed in certain current reports on Form 8-K filed with the SEC.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)    Item 1.01 Entry into a material definitive agreement
On May 9, 2024, the Company entered into the Second Amendment to the Loan Authorization Agreement (the “Second Amendment”) by and among the Company and BMO Bank N.A. ("BMO"), dated May 9, 2022, as amended by the First Amendment to the Loan Authorization Agreement, dated October 25, 2023 (the "Loan Authorization Agreement"). The Second Amendment: (i) increases the maximum amount of borrowings available under the Loan Authorization Agreement from $200,000 to $300,000, and (ii) increases the amount that BMO may, if requested by the Company, elect to increase the maximum amount of borrowings from up to $250,000 to up to $400,000. All other terms of the Loan Authorization Agreement shall remain in full force and effect.
A copy of the Loan Authorization is attached hereto as Exhibit 10.1. The foregoing description is qualified in its entirety by reference to the full text of the Loan Authorization Agreement, which is incorporated herein by reference.
Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant
The disclosure set forth above under Item 1.01 is incorporated by reference herein.
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

Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission:

Exhibit Number	Description
3.1	Third Amended and Restated Limited Liability Company Agreement dated as of December 6, 2023(2)
4.1	Form of Subscription Agreement(1)
10.1	Second Amendment to Loan Authorization Agreement, dated as of May 9, 2024, by and between New Mountain Guardian IV BDC, L.L.C. and BMO Bank, N.A. (formerly known as BMO Harris Bank, N.A.)*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s Registration Statement on Form 10 (File No. 000-56437) filed on May 6, 2022.
(2)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s current report on Form 8-K filed on December 6, 2023.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2024.

NEW MOUNTAIN GUARDIAN IV BDC, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer