Form 10-Q
period 2024-06-30
New Mountain Guardian IV BDC, L.L.C.
filed 2024-08-13
CIK 1925531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2024

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of August 13, 2024 was 44,882,706. As of June 30, 2024, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Non-controlled/non-affiliated investments at fair value (cost of $960,192 and $569,247, respectively)	$973,553	$580,466
Cash and cash equivalents	29,424	7,222
Interest and dividend receivable	7,777	5,290
Other assets	3,425	75
Total assets	$1,014,179	$593,053
Liabilities
Borrowings
UBS Credit Facility	$250,000	$250,000
Wells Credit Facility	206,600	—
BMO Subscription Line	28,200	60,800
Deferred financing costs (net of accumulated amortization of $699 and $413, respectively)	(3,992)	(1,484)
Net borrowings	480,808	309,316
Payable for unsettled securities purchased	51,669	—
Distribution payable	13,370	—
Interest payable	3,555	2,133
Income based incentive fee payable	2,324	1,519
Capital gains incentive fee payable	1,664	1,344
Management fee payable	1,338	943
Payable to affiliate	194	230
Other liabilities	1,442	995
Total liabilities	556,364	316,480
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 44,882,706 and 26,941,956 units issued and outstanding, respectively	445,519	266,112
Accumulated underdistributed (overdistributed) earnings	12,296	10,461
Total members' capital	$457,815	$276,573
Total liabilities and members' capital	$1,014,179	$593,053
Outstanding common membership units	44,882,706	26,941,956
Members' capital per unit	$10.20	$10.27
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$22,923	$6,151	$41,359	$10,503
PIK interest income	1,279	206	2,362	299
Dividend income	37	24	75	49
Fee income	2,107	255	3,698	1,054
Total investment income	26,346	6,636	47,494	11,905
Expenses
Interest and other financing expenses	8,615	2,789	15,982	4,725
Income based incentive fee	2,324	411	4,099	780
Management fee	1,370	442	2,531	814
Administrative expenses	450	316	845	563
Professional fees	305	230	618	417
Capital gains incentive fee	(212)	—	320	—
Organizational and offering expenses	80	217	153	418
Other general and administrative expenses	64	104	111	154
Total expenses	12,996	4,509	24,659	7,871
Less: management fees waived (See Note 5)	(33)	(95)	(78)	(281)
Less: expenses waived (See Note 5)	—	(106)	—	(106)
Net expenses	12,963	4,308	24,581	7,484
Net investment income (loss)	13,383	2,328	22,913	4,421
Net realized gains (losses) on investments	19	—	(20)	—
Net change in unrealized appreciation (depreciation) of investments	(1,219)	2,153	2,142	3,443
Net realized and unrealized gains (losses)	(1,200)	2,153	2,122	3,443
Net increase (decrease) in members' capital resulting from operations	$12,183	$4,481	$25,035	$7,864
Earnings (loss) per unit (basic & diluted)	$0.33	$0.53	$0.78	$0.97
Weighted average common units outstanding - basic & diluted (See Note 10)	36,999,211	8,508,331	32,185,716	8,144,643

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Increase (Decrease) in members' capital resulting from operations:
Net investment income (loss)	$13,383	$2,328	$22,913	$4,421
Net realized gains (losses) on investments	19	—	(20)	—
Net change in unrealized appreciation (depreciation) of investments	(1,219)	2,153	2,142	3,443
Net increase (decrease) in members' capital resulting from operations	12,183	4,481	25,035	7,864
Capital transactions
Contributions	81,523	—	179,408	9,825
Placement fees	(33)	—	(78)	—
Distributions declared to unitholders from net investment income	(13,370)	(2,297)	(23,123)	(4,891)
Total net increase (decrease) in members' capital resulting from capital transactions	68,120	(2,297)	156,207	4,934
Net increase in members' capital	80,303	2,184	181,242	12,798
Members' capital at the beginning of the period	377,512	84,131	276,573	73,517
Members' capital at the end of the period	$457,815	$86,315	$457,815	$86,315

Capital unit activity
Units issued	8,152,250	—	17,940,750	982,500

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities
Net increase (decrease) in members' capital resulting from operations	$25,035	$7,864
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	20	—
Net change in unrealized (appreciation) depreciation of investments	(2,142)	(3,443)
Amortization of purchase discount	(2,331)	(534)
Amortization of deferred financing costs	286	159
Amortization of deferred offering costs	—	66
Non-cash investment income	(2,489)	(310)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(468,778)	(113,647)
Proceeds from sales and paydowns of investments	83,424	550
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	261	52
Cash paid for purchase of drawn portion of revolving credit facilities	(48)	—
Cash paid on drawn revolvers	(6,313)	(1,255)
Cash repayments on drawn revolvers	5,309	1,061
Interest and dividend receivable	(2,487)	(1,153)
Other assets	(3,350)	(70)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	51,669	10,891
Interest payable	1,422	657
Management fee payable	395	236
Income based incentive fee payable	805	203
Capital gains incentive fee payable	320	—
Payable to affiliate	(36)	67
Other liabilities	269	532
Net cash flows used in operating activities	(318,759)	(98,074)
Cash flows from financing activities
Distributions	(9,753)	(3,930)
Net proceeds from issuance of common units	179,408	9,825
Proceeds from BMO Subscription Line	262,000	71,100
Repayment of BMO Subscription Line	(294,600)	(56,000)
Proceeds from UBS Credit Facility	—	77,600
Proceeds from Wells Credit Facility	206,600	—
Placement fees paid	(45)	(28)
Deferred financing costs paid	(2,649)	(1,640)
Net cash flows provided by financing activities	340,961	96,927
Net increase (decrease) in cash and cash equivalents	22,202	(1,147)
Cash and cash equivalents at the beginning of the period	7,222	5,793
Cash and cash equivalents at the end of the period	$29,424	$4,646

Supplemental disclosure of cash flow information
Cash interest paid	$14,263	$5,547
Non-cash financing activities:
Distributions declared and payable	$13,370	$2,297
Accrual for deferred credit facility costs	226	109
Accrual for placement fees	33	—
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (7)		Spread (7)	Interest Rate (7)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Nielsen Consumer Inc.**
Business Services	First Lien(2)	SOFR(M)	+	6.25%	11.59%	02/2023	03/2028	$21,293	$20,247	$21,400
	First Lien(2)	SOFR(M)	+	4.75%	10.08%	06/2024	03/2028	21,208	21,155	21,155
								42,501	41,402	42,555	9.30%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(4)(5)	SOFR(Q)	+	6.50%	12.09%	05/2024	07/2028	27,520	27,506	27,505
	Subordinated(5)	Fixed(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	4,101	4,092	4,091
	Subordinated(5)	Fixed(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	1,566	1,562	1,562
								33,187	33,160	33,158	7.24%
Sierra Enterprises, LLC
Food & Beverage	First Lien(4)(5)	SOFR(Q)*	+	2.50% +4.25%/PIK	12.08%	04/2023	05/2027	17,730	15,786	17,069
	First Lien(2)(5)	SOFR(Q)*	+	2.50% +4.25%/PIK	12.08%	07/2023	05/2027	16,369	14,031	15,758
								34,099	29,817	32,827	7.17%
OEConnection LLC
Software	First Lien(4)(5)	SOFR(M)	+	5.25%	10.59%	04/2024	04/2031	25,848	25,722	25,848	5.65%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(4)(5)	SOFR(Q)	+	5.75%	11.10%	08/2022	08/2029	12,518	12,516	12,518
	First Lien(5)(6) - Drawn	SOFR(Q)	+	6.00%	11.35%	09/2023	08/2029	8,542	8,505	8,542
	First Lien(2)(5)	SOFR(Q)	+	5.75%	11.10%	08/2022	08/2029	4,574	4,537	4,574
								25,634	25,558	25,634	5.60%
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(4)(5)	SOFR(M)	+	5.50%	10.94%	08/2023	11/2028	20,363	20,276	20,363
	First Lien(2)(5)	SOFR(M)	+	5.50%	10.94%	08/2023	11/2028	2,044	2,044	2,044
	First Lien(2)(5)	SOFR(M)	+	5.50%	10.94%	03/2024	11/2028	1,380	1,380	1,380
	First Lien(5)(6) - Drawn	SOFR(M)	+	4.75%	10.09%	03/2024	11/2028	890	886	890
	First Lien(2)(5)	SOFR(M)	+	5.50%	10.94%	03/2024	11/2028	402	402	402
								25,079	24,988	25,079	5.48%
Bullhorn, Inc.
Software	First Lien(5)	SOFR(M)	+	5.00%	10.34%	05/2024	10/2029	13,855	13,838	13,855
	First Lien(5)(6) - Drawn	SOFR(M)	+	5.00%	10.33%	05/2024	10/2029	7,129	7,112	7,129
	First Lien(4)(5)	SOFR(M)	+	5.00%	10.34%	05/2024	10/2029	2,863	2,860	2,863
	First Lien(5)	SOFR(M)	+	5.00%	10.34%	05/2024	10/2029	641	640	641
	First Lien(5)	SOFR(M)	+	5.00%	10.34%	05/2024	10/2029	287	287	287
	First Lien(5)	SOFR(M)	+	5.00%	10.34%	05/2024	10/2029	229	229	229
								25,004	24,966	25,004	5.46%
OA Buyer, Inc.
Healthcare	First Lien(4)(5)	SOFR(M)	+	5.25%	10.58%	06/2024	12/2028	24,953	24,891	24,953	5.45%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (7)		Spread (7)	Interest Rate (7)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Affinipay Midco, LLC
Software	First Lien(2)(5)	SOFR(M)	+	5.50%	10.83%	10/2023	06/2028	$13,666	$13,666	$13,666
	First Lien(2)(5)	SOFR(Q)	+	5.50%	10.81%	07/2022	06/2028	6,545	6,516	6,545
	First Lien(2)(5)	SOFR(Q)	+	5.50%	10.83%	10/2023	06/2028	2,093	2,093	2,093
	First Lien(2)(5)	SOFR(Q)	+	5.50%	10.83%	10/2023	06/2028	1,366	1,366	1,366
	First Lien(4)(5)	SOFR(Q)	+	5.50%	10.84%	07/2022	06/2028	930	922	930
								24,600	24,563	24,600	5.37%
Model N, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.00%	10.34%	06/2024	06/2031	23,828	23,709	23,709	5.18%
Recorded Future, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.75%	11.08%	06/2024	06/2030	22,409	22,297	22,297	4.87%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(5)	SOFR(Q)	+	5.50%	10.83%	10/2023	10/2027	8,189	8,189	8,189
	First Lien(2)(5)	SOFR(Q)	+	5.50%	10.83%	10/2023	10/2027	5,083	5,083	5,083
	Subordinated(5)	Fixed(Q)*		15.00%/PIK	15.00%	05/2023	05/2033	3,784	3,739	3,784
	First Lien(2)(5)	SOFR(Q)	+	5.50%	10.83%	10/2023	10/2027	2,198	2,198	2,198
	First Lien(2)(5)	SOFR(Q)	+	5.50%	10.85%	10/2023	10/2027	1,265	1,265	1,265
	First Lien(5)(6) - Drawn	SOFR(Q)	+	5.50%	10.82%	02/2024	10/2027	1,040	1,033	1,040
	First Lien(2)(5)	SOFR(Q)	+	5.50%	10.83%	10/2023	10/2027	177	177	177
								21,736	21,684	21,736	4.75%
Geo Parent Corporation
Business Services	First Lien(2)(5)	SOFR(S)	+	5.25%	10.50%	04/2023	12/2028	17,717	17,478	17,717
	First Lien(4)(5)	SOFR(S)	+	5.25%	10.50%	04/2023	12/2028	3,299	3,299	3,299
								21,016	20,777	21,016	4.59%
iCIMS, Inc.
Software	First Lien(5)	SOFR(Q)*	+	3.38% +3.88%/PIK	12.58%	08/2022	08/2028	11,029	10,996	11,029
	First Lien(2)(5)	SOFR(Q)*	+	3.38% +3.88%/PIK	12.58%	08/2022	08/2028	9,587	9,530	9,587
	First Lien(5)(6) - Drawn	SOFR(Q)	+	6.75%	12.08%	08/2022	08/2028	162	169	162
								20,778	20,695	20,778	4.54%
Knockout Intermediate Holdings I Inc. (8)
Kaseya Inc.
Software	First Lien(4)(5)	SOFR(Q)	+	5.50%	10.83%	11/2023	06/2029	11,333	11,237	11,333
	First Lien(2)(5)	SOFR(Q)	+	5.50%	10.83%	06/2022	06/2029	7,964	7,921	7,964
	First Lien(5)(6) - Drawn	SOFR(Q)	+	5.50%	10.83%	06/2022	06/2029	290	288	290
	First Lien(5)(6) - Drawn	SOFR(Q)	+	5.50%	10.82%	06/2022	06/2029	164	158	164
	First Lien(4)(5)	SOFR(Q)	+	5.50%	10.83%	06/2022	06/2029	71	71	71
								19,822	19,675	19,822	4.33%
Coupa Holdings, LLC
Software	First Lien(2)(5)	SOFR(Q)	+	5.50%	10.83%	02/2023	02/2030	19,684	19,472	19,684	4.30%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (7)		Spread (7)	Interest Rate (7)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Brave Parent Holdings, Inc.
Software	First Lien(2)(5)	SOFR(Q)	+	5.00%	10.33%	11/2023	11/2030	$10,680	$10,629	$10,627
	First Lien(4)(5)	SOFR(Q)	+	5.00%	10.33%	11/2023	11/2030	7,867	7,867	7,827
	First Lien(4)(5)(6) - Drawn	SOFR(Q)	+	5.00%	10.33%	11/2023	11/2030	1,222	1,218	1,216
								19,769	19,714	19,670	4.30%
CentralSquare Technologies, LLC
Software	First Lien(4)(5)	SOFR(M)*	+	3.00%+3.50%/PIK	11.83%	04/2024	04/2030	19,519	19,285	19,519	4.26%
Houghton Mifflin Harcourt Company
Education	First Lien(4)	SOFR(Q)	+	5.25%	10.70%	12/2023	04/2029	11,615	11,413	11,081
	First Lien(2)	SOFR(Q)	+	5.25%	10.70%	09/2023	04/2029	8,767	8,304	8,364
								20,382	19,717	19,445	4.25%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(5)	SOFR(M)	+	6.00%	11.34%	10/2023	11/2030	18,629	18,454	18,629	4.07%
Syndigo LLC
Software	First Lien(2)	SOFR(M)	+	4.50%	9.96%	08/2023	12/2027	17,089	16,215	16,982
	Second Lien(2)(5)	SOFR(M)	+	8.00%	13.45%	10/2022	12/2028	1,475	1,122	1,475
								18,564	17,337	18,457	4.03%
YLG Holdings, Inc.
Business Services	First Lien(4)(5)	SOFR(Q)	+	5.00%	10.43%	06/2024	10/2026	9,296	9,296	9,296
	First Lien(4)(5)	SOFR(Q)	+	5.00%	10.99%	06/2024	10/2026	3,893	3,893	3,893
	First Lien(4)(5)(6) - Drawn	SOFR(Q)	+	5.00%	10.43%	06/2024	10/2026	2,322	2,322	2,322
	First Lien(4)(5)	SOFR(Q)	+	5.00%	10.43%	06/2024	10/2026	1,464	1,464	1,464
	First Lien(4)(5)	SOFR(Q)	+	5.00%	10.43%	06/2024	10/2026	937	937	937
	First Lien(5)(6) - Drawn	P(M)	+	4.00%	12.50%	06/2024	10/2026	97	97	97
								18,009	18,009	18,009	3.93%
Virtusa Corporation
Business Services	Subordinated	Fixed(S)	+	7.13%	7.13%	07/2022	12/2028	19,295	16,000	17,775	3.88%
Enverus Holdings, Inc.
Business Services	First Lien(2)(5)	SOFR(M)	+	5.50%	10.84%	12/2023	12/2029	17,716	17,592	17,716	3.87%
Oranje Holdco, Inc.
Education	First Lien(2)(5)	SOFR(Q)	+	7.50%	12.83%	02/2023	02/2029	11,667	11,548	11,667
	First Lien	SOFR(M)	+	7.25%	12.59%	06/2024	02/2029	5,454	5,399	5,399
								17,121	16,947	17,066	3.73%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(5)	SOFR(S)	+	4.75%	10.03%	05/2024	12/2028	11,744	11,684	11,744
	First Lien(4)(5)	SOFR(S)	+	4.75%	10.03%	05/2024	12/2028	3,062	3,047	3,062
								14,806	14,731	14,806	3.23%
GraphPAD Software, LLC
Healthcare	First Lien(4)	SOFR(Q)	+	4.75%	10.08%	06/2024	06/2031	12,862	12,830	12,830	2.80%
More cowbell II LLC
Business Services	First Lien(2)(5)	SOFR(A)	+	6.00%	11.09%	08/2023	09/2030	12,181	12,097	12,091
	First Lien(5)(6) - Drawn	SOFR(S)	+	6.00%	11.30%	08/2023	09/2029	745	741	739
								12,926	12,838	12,830	2.81%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (7)		Spread (7)	Interest Rate (7)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Diligent Corporation
Software	First Lien(4)(5)	SOFR(M)	+	5.00%	10.34%	04/2024	08/2030	$10,980	$10,940	$10,939
	First Lien(5)	SOFR(M)	+	5.00%	10.34%	04/2024	08/2030	1,882	1,875	1,875
								12,862	12,815	12,814	2.80%
CommerceHub, Inc.
Software	First Lien(2)(5)	SOFR(Q)	+	6.25%	11.58%	06/2023	12/2027	12,772	12,210	12,772	2.79%
DOXA Insurance Holdings LLC
Business Services	First Lien(4)(5)	SOFR(Q)	+	5.50%	10.84%	12/2023	12/2030	7,169	7,101	7,169
	First Lien(5)(6) - Drawn	SOFR(Q)	+	5.50%	10.84%	12/2023	12/2030	5,421	5,371	5,421
								12,590	12,472	12,590	2.75%
Ciklum Inc.**
Business Services	First Lien(2)(5)	SOFR(Q)	+	7.00%	12.43%	02/2024	02/2030	12,361	12,214	12,361	2.70%
USRP Holdings, Inc.
Business Services	First Lien(2)(5)	SOFR(M)	+	5.75%	11.20%	10/2023	07/2027	10,912	10,889	10,912
	First Lien(5)(6) - Drawn	SOFR(M)	+	5.75%	11.20%	07/2023	07/2027	989	973	989
								11,901	11,862	11,901	2.60%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(5)	SOFR(M)	+	5.25%	10.59%	09/2022	10/2029	10,012	9,893	10,012
	First Lien(4)(5)	SOFR(M)	+	5.25%	10.59%	09/2022	10/2029	1,055	1,033	1,055
								11,067	10,926	11,067	2.42%
Avalara, Inc.
Software	First Lien(2)(5)	SOFR(Q)	+	6.75%	12.08%	10/2022	10/2028	7,955	7,878	7,955
	First Lien(4)(5)	SOFR(Q)	+	6.75%	12.08%	01/2024	10/2028	3,030	3,030	3,030
								10,985	10,908	10,985	2.40%
RealPage, Inc.
Software	Second Lien(4)	SOFR(M)	+	6.50%	11.96%	03/2024	04/2029	11,175	11,121	10,924	2.39%
AAH Topco, LLC
Consumer Services	First Lien(5)(6) - Drawn	SOFR(M)	+	6.00%	11.44%	11/2023	12/2027	9,829	9,746	9,829	2.15%
Planview Parent, Inc.
Software	Second Lien(4)	SOFR(Q)	+	6.00%	11.33%	06/2024	12/2028	9,231	9,208	9,208	2.01%
Disco Parent, Inc.
Software	First Lien(2)(5)	SOFR(Q)	+	7.50%	12.85%	03/2023	03/2029	8,900	8,806	8,900	1.94%
Icefall Parent, Inc.
Software	First Lien(5)	SOFR(Q)	+	6.50%	11.83%	01/2024	01/2030	8,696	8,613	8,696	1.90%
Ncontracts, LLC
Software	First Lien(4)(5)	SOFR(S)	+	6.50%	11.77%	12/2023	12/2029	8,372	8,274	8,372
	First Lien(5)(6) - Drawn	SOFR(Q)	+	6.50%	11.83%	12/2023	12/2029	258	255	258
								8,630	8,529	8,630	1.89%
Cloudera, Inc.
Software	Second Lien(2)	SOFR(M)	+	6.00%	11.44%	10/2022	10/2029	7,900	6,737	7,855	1.72%
Foundational Education Group, Inc.
Education	Second Lien(2)(5)	SOFR(Q)	+	6.50%	12.09%	05/2022	08/2029	7,333	6,407	7,333	1.60%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(4)(5)	SOFR(M)	+	5.00%	10.34%	05/2024	06/2031	7,287	7,233	7,233	1.58%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)(5)	SOFR(Q)	+	8.25%	13.67%	02/2024	09/2026	6,939	6,939	6,939	1.52%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (7)		Spread (7)	Interest Rate (7)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

PDI TA Holdings, Inc.
Software	First Lien(4)(5)	SOFR(Q)	+	5.25%	10.58%	01/2024	02/2031	$6,089	$6,059	$6,089
	First Lien(5)(6) - Drawn	SOFR(Q)	+	5.25%	10.59%	01/2024	02/2031	729	725	729
								6,818	6,784	6,818	1.49%
Xactly Corporation
Software	First Lien(4)(5)	SOFR(Q)	+	7.25%	12.70%	02/2023	07/2025	6,547	6,524	6,547	1.43%
Bluefin Holding, LLC
Software	First Lien(4)(5)	SOFR(Q)	+	7.25%	12.59%	09/2023	09/2029	6,351	6,279	6,351	1.39%
Greenway Health, LLC
Healthcare	First Lien(4)(5)	SOFR(S)	+	6.75%	12.01%	12/2023	04/2029	6,333	6,246	6,333	1.38%
Anaplan, Inc.
Software	First Lien(5)	SOFR(Q)	+	5.75%	11.08%	01/2024	06/2029	3,333	3,333	3,333
	First Lien(2)(5)	SOFR(Q)	+	5.75%	11.08%	06/2022	06/2029	3,000	2,977	3,000
								6,333	6,310	6,333	1.38%
Zest Acquisition Corp.
Healthcare	First Lien(2)	SOFR(Q)	+	5.50%	10.83%	04/2023	02/2028	6,168	6,019	6,222	1.36%
Panzura Holdings, LLC (9)
Panzura, LLC
Software	First Lien(5)	Fixed(Q)*	+	4.00% +15.00%/PIK	19.00%	08/2023	08/2027	6,779	6,272	6,101	1.33%
Relativity ODA LLC
Software	First Lien(4)(5)	SOFR(M)	+	6.00%	11.44%	01/2024	05/2027	6,083	6,083	6,083	1.33%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(5)	SOFR(Q)	+	8.25%	13.68%	07/2022	07/2029	3,150	3,118	3,150
	First Lien(2)(5)	SOFR(M)	+	5.75%	11.19%	07/2022	07/2028	2,708	2,688	2,708
								5,858	5,806	5,858	1.28%
Project Accelerate Parent, LLC
Software	First Lien(4)(5)	SOFR(S)	+	5.25%	10.54%	02/2024	02/2031	5,641	5,614	5,641	1.23%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(5)	SOFR(Q)	+	5.50%	10.83%	11/2022	04/2029	5,464	5,399	5,464
	First Lien(5)(6) - Drawn	SOFR(Q)	+	5.50%	10.83%	11/2022	04/2029	97	97	97
								5,561	5,496	5,561	1.21%
Allworth Financial Group, L.P.
Financial Services	First Lien(5)(6) - Drawn	SOFR(M)	+	5.00%	10.34%	10/2023	12/2027	5,479	5,425	5,479	1.20%
RxB Holdings, Inc.
Healthcare	First Lien(2)(5)	SOFR(M)	+	5.25%	10.59%	06/2023	12/2027	5,216	5,110	5,216	1.14%
IMO Investor Holdings, Inc.
Healthcare	First Lien(2)(5)	SOFR(Q)	+	5.50%	10.82%	05/2022	05/2029	4,524	4,490	4,524
	First Lien(5)	SOFR(Q)	+	5.50%	10.82%	05/2022	05/2029	578	576	578
								5,102	5,066	5,102	1.11%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (7)		Spread (7)	Interest Rate (7)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Healthspan Buyer, LLC
Healthcare	First Lien(2)(5)	SOFR(Q)	+	5.50%	10.83%	10/2023	10/2030	$5,095	$5,047	$5,095	1.11%
Smile Doctors LLC
Healthcare	First Lien(2)(5)	SOFR(Q)	+	5.90%	11.35%	05/2022	12/2028	3,815	3,793	3,763
	First Lien(2)(5)	SOFR(Q)	+	5.90%	11.34%	05/2022	12/2028	1,123	1,107	1,107
	First Lien(5)(6) - Drawn	SOFR(Q)	+	5.90%	11.34%	06/2023	12/2028	218	215	215
								5,156	5,115	5,085	1.11%
Bracket Intermediate Holding Corp.
Healthcare	First Lien(2)	SOFR(Q)	+	5.00%	10.43%	05/2023	05/2028	4,923	4,802	4,950	1.08%
Michael Baker International, LLC
Business Services	First Lien(4)	SOFR(M)	+	4.75%	10.09%	05/2024	12/2028	4,916	4,891	4,942	1.08%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(5)	SOFR(Q)	+	6.00%	11.49%	07/2022	12/2027	4,752	4,718	4,752	1.04%
Adelaide Borrower, LLC**
Software	First Lien(5)	SOFR(Q)*	+	3.38%+3.38%/PIK	12.08%	05/2024	05/2030	4,657	4,612	4,657	1.02%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(5)	SOFR(M)	+	5.75%	11.09%	10/2023	05/2029	4,627	4,585	4,627	1.01%
PDQ.com Corporation
Software	First Lien(2)(5)	SOFR(Q)	+	4.75%	10.05%	10/2023	08/2027	3,957	3,924	3,957	0.86%
Foreside Financial Group, LLC
Business Services	First Lien(2)(5)	SOFR(Q)	+	5.25%	10.75%	05/2022	09/2027	3,559	3,538	3,559
	First Lien(4)(5)	SOFR(Q)	+	5.25%	10.75%	05/2022	09/2027	269	268	269
	First Lien(5)	SOFR(Q)	+	5.25%	10.75%	05/2022	09/2027	15	13	15
								3,843	3,819	3,843	0.84%
Accession Risk Management Group, Inc.
Business Services	First Lien(4)(5)	SOFR(Q)	+	6.00%	11.34%	08/2023	11/2029	1,974	1,974	1,974
	First Lien(5)	SOFR(Q)	+	6.00%	11.34%	08/2023	11/2029	1,454	1,454	1,454
	First Lien(5)(6) - Drawn	SOFR(Q)	+	6.00%	11.35%	08/2023	11/2029	411	411	411
								3,839	3,839	3,839	0.84%
WatchGuard Technologies, Inc.
Software	First Lien(2)	SOFR(M)	+	5.25%	10.59%	08/2022	07/2029	3,722	3,627	3,709	0.81%
Businessolver.com, Inc.
Software	First Lien(2)(5)	SOFR(Q)	+	5.50%	10.93%	10/2023	12/2027	3,475	3,475	3,475
	First Lien(5)(6) - Drawn	SOFR(Q)	+	5.50%	10.93%	10/2023	12/2027	149	149	149
								3,624	3,624	3,624	0.79%
Project Power Buyer, LLC
Software	First Lien(2)(5)	SOFR(Q)	+	7.00%	12.33%	01/2023	05/2026	3,535	3,502	3,535	0.77%
KENE Acquisition, Inc.
Business Services	First Lien(4)(5)	SOFR(Q)	+	5.25%	10.58%	02/2024	02/2031	3,527	3,493	3,527	0.77%
Next Holdco, LLC
Healthcare	First Lien(2)(5)	SOFR(Q)	+	6.00%	11.32%	11/2023	11/2030	3,512	3,487	3,512	0.77%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (7)		Spread (7)	Interest Rate (7)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

GS Acquisitionco, Inc.
Software	First Lien(4)(5)	SOFR(Q)	+	5.25%	10.58%	03/2024	05/2028	$2,338	$2,344	$2,338
	First Lien(5)(6) - Drawn	SOFR(Q)	+	5.25%	10.58%	03/2024	05/2028	515	514	515
	First Lien(5)(6) - Drawn	SOFR(Q)	+	5.25%	10.58%	03/2024	05/2028	322	322	322
								3,175	3,180	3,175	0.69%
Barracuda Parent, LLC
Software	First Lien(2)	SOFR(S)	+	4.50%	9.81%	05/2022	08/2029	2,955	2,921	2,952	0.64%
DOCS, MSO, LLC
Healthcare	First Lien(2)(5)	SOFR(M)	+	5.75%	11.18%	06/2022	06/2028	2,981	2,981	2,946	0.64%
AWP Group Holdings, Inc.
Business Services	First Lien(2)(5)	SOFR(Q)	+	5.50%	10.93%	08/2023	12/2029	1,986	1,968	1,986
	First Lien(5)(6) - Drawn	SOFR(Q)	+	5.50%	10.93%	08/2023	12/2029	533	528	533
	First Lien(5)(6) - Drawn	SOFR(Q)	+	5.50%	10.94%	08/2023	12/2029	193	191	193
								2,712	2,687	2,712	0.59%
Optiv Parent Inc.
Business Services	First Lien(2)	SOFR(Q)	+	5.25%	10.57%	04/2023	07/2026	2,801	2,735	2,619	0.57%
Zone Climate Services, Inc.
Business Services	First Lien(4)(5)	SOFR(Q)	+	5.75%	11.23%	10/2023	03/2028	2,464	2,454	2,453
	First Lien(5)(6) - Drawn	P(Q)	+	4.50%	13.00%	11/2023	03/2028	44	45	44
								2,508	2,499	2,497	0.55%
KWOR Acquisition, Inc.
Business Services	First Lien(2)(5)	SOFR(Q)	+	5.25%	10.75%	06/2022	12/2028	1,911	1,897	1,881
	First Lien(5)	SOFR(Q)	+	5.25%	10.75%	06/2022	12/2028	558	555	549
								2,469	2,452	2,430	0.53%
KENG Acquisition, Inc.
Business Services	First Lien(2)(5)	SOFR(Q)	+	6.00%	11.33%	08/2023	08/2029	1,847	1,827	1,847
	First Lien(5)(6) - Drawn	SOFR(Q)	+	6.00%	11.33%	08/2023	08/2029	332	328	332
								2,179	2,155	2,179	0.48%
IG Investments Holdings, LLC
Business Services	First Lien(4)(5)	SOFR(Q)	+	6.00%	11.43%	03/2024	09/2028	1,690	1,690	1,690
	First Lien(4)(5)	SOFR(Q)	+	6.00%	11.43%	03/2024	09/2028	223	223	223
								1,913	1,913	1,913	0.42%
KPSKY Acquisition Inc.
Business Services	First Lien(4)(5)	SOFR(Q)	+	5.50%	10.93%	06/2022	10/2028	1,754	1,741	1,754
	First Lien(5)(6) - Drawn	SOFR(Q)	+	5.75%	11.19%	11/2023	10/2028	19	19	19
								1,773	1,760	1,773	0.39%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(5)(6) - Drawn	SOFR(S)	+	5.25%	10.61%	06/2023	06/2028	1,696	1,682	1,696	0.37%
GC Waves Holdings, Inc.
Financial Services	First Lien(5)(6) - Drawn	SOFR(M)	+	6.00%	11.44%	07/2023	08/2029	1,606	1,606	1,606	0.35%
Safety Borrower Holdings LLC
Software	First Lien(4)(5)	SOFR(Q)	+	5.25%	10.81%	03/2024	09/2027	1,535	1,535	1,535	0.34%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (7)		Spread (7)	Interest Rate (7)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Fortis Solutions Group, LLC
Packaging	First Lien(5)(6) - Drawn	SOFR(Q)	+	5.50%	10.92%	06/2022	10/2028	$1,062	$1,056	$1,062
	First Lien(4)(5)	SOFR(Q)	+	5.50%	10.93%	06/2022	10/2028	379	379	379
								1,441	1,435	1,441	0.31%
Galway Borrower LLC
Business Services	First Lien(4)(5)	SOFR(Q)	+	5.75%	11.18%	04/2024	09/2028	1,218	1,210	1,218	0.27%
Calabrio, Inc.
Software	First Lien(4)(5)	SOFR(Q)	+	7.13%	12.47%	01/2024	04/2027	844	837	844	0.18%
MRI Software LLC
Software	First Lien(5)(6) - Drawn	SOFR(Q)	+	5.75%	11.08%	12/2023	02/2027	626	623	626	0.13%
Sun Acquirer Corp.
Consumer Services	First Lien(5)(6) - Drawn	SOFR(M)	+	5.75%	11.21%	06/2022	09/2028	564	561	564	0.12%
Total Funded Debt Investments - United States								$973,184	$954,467	$967,514	211.33%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(2)(5)	SOFR(Q)	+	5.75%	11.08%	12/2022	12/2029	$3,454	$3,411	$3,454
	First Lien(4)(5)	SOFR(Q)	+	5.75%	11.08%	12/2023	12/2029	1,345	1,333	1,345
								4,799	4,744	4,799	1.05%
Total Funded Debt Investments - Australia								$4,799	$4,744	$4,799	1.05%
Total Funded Debt Investments								$977,983	$959,211	$972,313	212.38%
Equity - United States
Knockout Intermediate Holdings I Inc. (8)
Software	Preferred shares (5)	SOFR(M)*	+	10.75%/PIK	15.91%	06/2022	—	789	$929	$938	0.21%
Panzura Holdings, LLC (9)
Software	Ordinary Shares (3)(5)	—		—	—	09/2023	—	88,767	480	429	0.09%
Total Shares - United States									$1,409	$1,367	0.30%
Total Shares									$1,409	$1,367	0.30%
Total Funded Investments									$960,620	$973,680	212.68%
Unfunded Debt Investments - United States
Project Accelerate Parent, LLC
Software	First Lien(5)(6) - Undrawn	—		—	—	02/2024	02/2031	$806	$(4)	$—	—%
Affinipay Midco, LLC
Software	First Lien(5)(6) - Undrawn	—		—	—	07/2022	06/2028	280	(2)	—	—%
AAH Topco, LLC
Consumer Services	First Lien(5)(6) - Undrawn	—		—	—	11/2023	11/2025	13,312	—	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(5)(6) - Undrawn	—		—	—	10/2023	10/2025	7,227	—	—	—%
Avalara, Inc.
Software	First Lien(5)(6) - Undrawn	—		—	—	10/2022	10/2028	1,098	(7)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (7)	Spread (7)	Interest Rate (7)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

AWP Group Holdings, Inc.
Business Services	First Lien(5)(6) - Undrawn	—	—	—	08/2023	12/2029	$218	$(2)	$—
	First Lien(5)(6) - Undrawn	—	—	—	08/2023	08/2025	545	—	—
							763	(2)	—	—%
Bluefin Holding, LLC
Software	First Lien(5)(6) - Undrawn	—	—	—	09/2023	09/2029	626	(7)	—	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(5)(6) - Undrawn	—	—	—	06/2024	12/2025	2,154	—	—	—%
KPSKY Acquisition Inc.
Business Services	First Lien(5)(6) - Undrawn	—	—	—	11/2023	11/2025	1,568	—	—	—%
Bullhorn, Inc.
Software	First Lien(5)(6) - Undrawn	—	—	—	05/2024	05/2026	1,908	—	—
	First Lien(5)(6) - Undrawn	—	—	—	05/2024	10/2029	1,220	(2)	—
							3,128	(2)	—	—%
Businessolver.com, Inc.
Software	First Lien(5)(6) - Undrawn	—	—	—	10/2023	12/2024	473	—	—	—%
Ciklum Inc.**
Business Services	First Lien(5)(6) - Undrawn	—	—	—	02/2024	08/2025	15,496	—	—
	First Lien(5)(6) - Undrawn	—	—	—	02/2024	02/2030	3,874	(45)	—
							19,370	(45)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(5)(6) - Undrawn	—	—	—	09/2022	09/2024	2,059	—	—
	First Lien(5)(6) - Undrawn	—	—	—	09/2022	10/2029	1,480	(17)	—
							3,539	(17)	—	—%
Coupa Holdings, LLC
Software	First Lien(5)(6) - Undrawn	—	—	—	02/2023	08/2024	1,757	—	—
	First Lien(5)(6) - Undrawn	—	—	—	02/2023	02/2029	1,346	(13)	—
							3,103	(13)	—	—%
DOXA Insurance Holdings LLC
Business Services	First Lien(5)(6) - Undrawn	—	—	—	12/2023	12/2025	1,392	—	—
	First Lien(5)(6) - Undrawn	—	—	—	05/2024	05/2026	3,046	—	—
	First Lien(5)(6) - Undrawn	—	—	—	12/2023	12/2029	1,540	(14)	—
							5,978	(14)	—	—%
Enverus Holdings, Inc.
Business Services	First Lien(5)(6) - Undrawn	—	—	—	12/2023	12/2025	888	—	—
	First Lien(5)(6) - Undrawn	—	—	—	12/2023	12/2029	1,351	(9)	—
							2,239	(9)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (7)	Spread (7)	Interest Rate (7)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Disco Parent, Inc.
Software	First Lien(5)(6) - Undrawn	—	—	—	03/2023	03/2029	$890	$(9)	$—	—%
Al Altius US Bidco, Inc.
Business Services	First Lien(5)(6) - Undrawn	—	—	—	05/2024	05/2026	3,077	—	—	—%
Adelaide Borrower, LLC**
Software	First Lien(5)(6) - Undrawn	—	—	—	05/2024	05/2026	1,048	—	—
	First Lien(5)(6) - Undrawn	—	—	—	05/2024	05/2030	667	(7)	—
							1,715	(7)	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(5)(6) - Undrawn	—	—	—	08/2023	08/2029	506	(5)	—
	First Lien(5)(6) - Undrawn	—	—	—	08/2023	08/2025	1,073	—	—
							1,579	(5)	—	—%
Icefall Parent, Inc.
Software	First Lien(5)(6) - Undrawn	—	—	—	01/2024	01/2030	828	(8)	—	—%
KENE Acquisition, Inc.
Business Services	First Lien(5)(6) - Undrawn	—	—	—	02/2024	02/2026	1,561	—	—
	First Lien(5)(6) - Undrawn	—	—	—	02/2024	02/2031	468	(4)	—
							2,029	(4)	—	—%
Galway Borrower LLC
Business Services	First Lien(5)(6) - Undrawn	—	—	—	04/2024	10/2025	1,846	(13)	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(5)(6) - Undrawn	—	—	—	03/2024	03/2026	3,474	—	—
	First Lien(5)(6) - Undrawn	—	—	—	05/2022	11/2024	235	—	—
	First Lien(5)(6) - Undrawn	—	—	—	05/2022	09/2027	222	(1)	—
							3,931	(1)	—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(5)(6) - Undrawn	—	—	—	06/2022	06/2025	4,524	—	—	—%
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(5)(6) - Undrawn	—	—	—	03/2024	03/2026	7,107	—	—	—%
iCIMS, Inc.
Software	First Lien(5)(6) - Undrawn	—	—	—	08/2022	08/2024	3,735	—	—
	First Lien(5)(6) - Undrawn	—	—	—	08/2022	08/2028	1,462	(13)	—
							5,197	(13)	—	—%
IMO Investor Holdings, Inc.
Healthcare	First Lien(5)(6) - Undrawn	—	—	—	05/2022	05/2028	548	(4)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (7)	Spread (7)	Interest Rate (7)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

GS Acquisitionco, Inc.
Software	First Lien(5)(6) - Undrawn	—	—	—	03/2024	03/2026	$9,156	$—	$—
	First Lien(5)(6) - Undrawn	—	—	—	03/2024	05/2028	2,096	(5)	—
							11,252	(5)	—	—%
Knockout Intermediate Holdings I Inc. (8)
Kaseya Inc.
Software	First Lien(5)(6) - Undrawn	—	—	—	06/2022	06/2025	2,923	—	—
	First Lien(5)(6) - Undrawn	—	—	—	06/2022	06/2029	861	(6)	—
							3,784	(6)	—	—%
Oranje Holdco, Inc.
Education	First Lien(5)(6) - Undrawn	—	—	—	02/2023	02/2029	1,458	(14)	—	—%
GC Waves Holdings, Inc.
Financial Services	First Lien(5)(6) - Undrawn	—	—	—	07/2023	12/2024	3,387	—	—	—%
MRI Software LLC
Software	First Lien(5)(6) - Undrawn	—	—	—	12/2023	12/2025	2,757	—	—
	First Lien(5)(6) - Undrawn	—	—	—	12/2023	02/2027	338	(1)	—
							3,095	(1)	—	—%
Ncontracts, LLC
Software	First Lien(5)(6) - Undrawn	—	—	—	12/2023	12/2025	773	—	—
	First Lien(5)(6) - Undrawn	—	—	—	12/2023	12/2029	515	(6)	—
							1,288	(6)	—	—%
Next Holdco, LLC
Healthcare	First Lien(5)(6) - Undrawn	—	—	—	11/2023	11/2025	903	—	—
	First Lien(5)(6) - Undrawn	—	—	—	11/2023	11/2029	339	(2)	—
							1,242	(2)	—	—%
OEConnection LLC
Software	First Lien(5)(6) - Undrawn	—	—	—	04/2024	04/2026	4,488	—	—
	First Lien(5)(6) - Undrawn	—	—	—	04/2024	04/2031	2,805	(14)	—
							7,293	(14)	—	—%
PDI TA Holdings, Inc.
Software	First Lien(5)(6) - Undrawn	—	—	—	01/2024	02/2026	1,578	—	—
	First Lien(5)(6) - Undrawn	—	—	—	01/2024	02/2031	684	(3)	—
							2,262	(3)	—	—%
PDQ.com Corporation
Software	First Lien(5)(6) - Undrawn	—	—	—	10/2023	10/2025	2,585	—	—
	First Lien(5)(6) - Undrawn	—	—	—	10/2023	08/2027	1,426	(12)	—
							4,011	(12)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (7)	Spread (7)	Interest Rate (7)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

PetVet Care Centers, LLC
Consumer Services	First Lien(5)(6) - Undrawn	—	—	—	10/2023	11/2025	$2,442	$—	$—
	First Lien(5)(6) - Undrawn	—	—	—	10/2023	11/2029	2,442	(22)	—
							4,884	(22)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(5)(6) - Undrawn	—	—	—	11/2022	04/2029	319	(5)	—	—%
Relativity ODA LLC
Software	First Lien(5)(6) - Undrawn	—	—	—	01/2024	05/2027	583	—	—	—%
Accession Risk Management Group, Inc.
Business Services	First Lien(5)(6) - Undrawn	—	—	—	08/2023	02/2025	644	—	—	—%
Riskonnect Parent, LLC
Software	First Lien(5)(6) - Undrawn	—	—	—	03/2024	03/2026	6,349	—	—	—%
Sun Acquirer Corp.
Consumer Services	First Lien(5)(6) - Undrawn	—	—	—	06/2022	06/2025	4,435	—	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(5)(6) - Undrawn	—	—	—	10/2023	10/2030	1,229	(11)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(5)(6) - Undrawn	—	—	—	06/2023	12/2024	1,355	—	—	—%
CentralSquare Technologies, LLC
Software	First Lien(5)(6) - Undrawn	—	—	—	04/2024	04/2030	2,205	(27)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(5)(6) - Undrawn	—	—	—	07/2023	07/2025	1,333	—	—
	First Lien(5)(6) - Undrawn	—	—	—	10/2023	07/2027	699	(1)	—
							2,032	(1)	—	—%
Project Power Buyer, LLC
Software	First Lien(5)(6) - Undrawn	—	—	—	01/2023	05/2025	184	(1)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(5)(6) - Undrawn	—	—	—	08/2022	08/2029	426	(3)	—
	First Lien(5)(6) - Undrawn	—	—	—	09/2023	09/2025	8,542	—	—
							8,968	(3)	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(5)(6) - Undrawn	—	—	—	02/2024	02/2026	5,525	—	—
	First Lien(5)(6) - Undrawn	—	—	—	02/2024	10/2027	375	(3)	—
							5,900	(3)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (7)	Spread (7)	Interest Rate (7)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

YLG Holdings, Inc.
Business Services	First Lien(4)(5)(6) - Undrawn	—	—	—	06/2024	12/2024	$487	$—	$—
	First Lien(5)(6) - Undrawn	—	—	—	06/2024	10/2026	1,526	—	—
							2,013	—	—	—%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(5)(6) - Undrawn	—	—	—	05/2024	07/2028	2,128	(1)	(1)
	First Lien(5)(6) - Undrawn	—	—	—	05/2024	07/2028	1,705	(1)	(1)
							3,833	(2)	(2)	(0.00)%
DOCS, MSO, LLC
Healthcare	First Lien(5)(6) - Undrawn	—	—	—	06/2022	06/2028	282	—	(3)	(0.00)%
Smile Doctors LLC
Healthcare	First Lien(5)(6) - Undrawn	—	—	—	06/2023	03/2025	352	—	(5)	(0.00)%
More cowbell II LLC
Business Services	First Lien(5)(6) - Undrawn	—	—	—	08/2023	09/2025	1,330	—	—
	First Lien(5)(6) - Undrawn	—	—	—	08/2023	09/2029	984	(7)	(7)
							2,314	(7)	(7)	(0.00)%
Brave Parent Holdings, Inc.
Software	First Lien(4)(5)(6) - Undrawn	—	—	—	11/2023	05/2025	887	—	(4)
	First Lien(5)(6) - Undrawn	—	—	—	11/2023	11/2030	1,056	(3)	(5)
							1,943	(3)	(9)	(0.00)%
GraphPAD Software, LLC
Healthcare	First Lien(6) - Undrawn	—	—	—	06/2024	06/2031	1,206	(3)	(3)
	First Lien(6) - Undrawn	—	—	—	06/2024	06/2026	3,215	(8)	(8)
							4,421	(11)	(11)	(0.00)%
Diligent Corporation
Software	First Lien(5)(6) - Undrawn	—	—	—	04/2024	08/2030	1,255	(5)	(5)
	First Lien(5)(6) - Undrawn	—	—	—	04/2024	04/2026	1,882	(7)	(7)
							3,137	(12)	(12)	(0.00)%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(5)(6) - Undrawn	—	—	—	05/2024	06/2026	1,457	—	—
	First Lien(5)(6) - Undrawn	—	—	—	05/2024	06/2030	1,603	(12)	(12)
							3,060	(12)	(12)	(0.00)%
Model N, Inc.
Software	First Lien(6) - Undrawn	—	—	—	06/2024	06/2026	4,863	—	—
	First Lien(6) - Undrawn	—	—	—	06/2024	06/2031	2,594	(13)	(13)
							7,457	(13)	(13)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (7)	Spread (7)	Interest Rate (7)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Zone Climate Services, Inc.
Business Services	First Lien(5)(6) - Undrawn	—	—	—	11/2023	03/2028	$400	$(4)	$(4)
	First Lien(5)(6) - Undrawn	—	—	—	11/2023	11/2025	2,222	—	(11)
							2,622	(4)	(15)	(0.01)%
Recorded Future, Inc.
Software	First Lien(6) - Undrawn	—	—	—	06/2024	06/2030	2,436	(12)	(12)
	First Lien(6) - Undrawn	—	—	—	06/2024	06/2026	5,196	(26)	(26)
							7,632	(38)	(38)	(0.02)%
Total Unfunded Debt Investments - United States							$216,160	$(424)	$(127)	(0.03)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(5)(6) - Undrawn	—	—	—	12/2022	12/2028	$320	$(4)	$—	—%
Total Unfunded Debt Investments - Australia							$320	$(4)	$—	—%
Total Unfunded Debt Investments							$216,480	$(428)	$(127)	(0.03)%
Total Non-Controlled/Non-Affiliated Investments								$960,192	$973,553	212.65%
Total Investments								$960,192	$973,553	212.65%

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
(3)Investment is held by New Mountain Guardian IV Panzura, Inc.
(4)Investment is pledged as collateral for the Wells Credit Facility (as defined below), a revolving credit facility among the Company as collateral manager, equity holder and seller, New Mountain Guardian IV Holdings, L.L.C. as the borrower, Wells Fargo Bank, National Association as the swingline lender and administrative agent, Western Alliance Trust Company, N.A. as the collateral custodian. See Note 6. Borrowings, for details.
(5)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(6)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(7)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of June 30, 2024.
(8)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Kaseya, Inc., a wholly-owned subsidiary of Knockout Intermediate Holdings I, Inc.
(9)The Company holds investments in Panzura Holdings, LLC and a wholly-owned subsidiary of Panzura Holdings, LLC. The Company holds a first lien term loan in Panzura, LLC, and common equity in Panzura Holdings, LLC.
*    All or a portion of interest contains payment in kind ("PIK") interest.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2024, 6.35% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2024
(unaudited)

June 30, 2024
Investment Type	Percent of Total Investments at Fair Value
First lien	92.96%
Second lien	3.78%
Subordinated	3.12%
Equity and other	0.14%
Total investments	100.00%

June 30, 2024
Industry Type	Percent of Total Investments at Fair Value
Software	41.97%
Business Services	30.47%
Healthcare	9.17%
Consumer Services	6.10%
Education	4.50%
Financial Services	3.70%
Food & Beverage	3.37%
Distribution & Logistics	0.57%
Packaging	0.15%
Total investments	100.00%

June 30, 2024
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	96.53%
Fixed rates	3.47%
Total investments	100.00%
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
June 30, 2024
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
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $55.0 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (each, a "Subscription Agreement"). The Company expects closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the 24-month period following the initial closing of Capital Commitments, which occurred on May 4, 2022 (the "Closing Period"). On April 15, 2024, pursuant to the Limited Liability Company Agreement, as amended and restated on December 6, 2023 (the "Third A&R LLC Agreement"), the Investment Adviser elected to extend the Closing Period from 24 months to 30 months after the initial closing of the Private Offering. As a result of the foregoing, the Company extended the end of the period during which it may hold subsequent closings from May 4, 2024 to November 4, 2024. The Company may accept and draw down on Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments after the Closing Period. The Company commenced loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on May 9, 2022 (the "Initial Drawdown"). The "Investment Period" began on May 4, 2022 and will continue until November 4, 2028, the four-year anniversary of the end of the Closing Period. The term of the Company is until November 4, 2030, six years from the end of the Closing Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by the Company's board of directors.
The Company established New Mountain Guardian IV SPV, L.L.C. (“GIV SPV”) on July 26, 2022 as a wholly-owned direct subsidiary, whose assets are used to secure GIV SPV's credit facility. The Company established New Mountain Guardian IV Holdings, L.L.C. ("GIV Holdings"), formerly known as New Mountain Guardian IV Issuer SPV, L.L.C., on October 28, 2022 as a wholly-owned direct subsidiary, whose assets are used to secure GIV Holdings' credit facility. The Company established New Mountain Guardian IV Panzura, Inc. ("GIV Panzura") as a wholly-owned direct subsidiary, which is treated as a corporation for U.S. federal income tax purposes and is intended to facilitate the Company's compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in one of the Company's portfolio companies organized as a limited liability company (or other form of pass-through entities). The Company consolidates GIV Panzura for accounting purposes, but the corporation is not consolidated for U.S. federal income tax purposes, and may incur U.S. federal income tax expense as a result of its ownership of the portfolio company.
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
As of June 30, 2024, the Company's top five industry concentrations were software, business services, healthcare, consumer services and education.
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946"). The Company consolidates its wholly-owned direct subsidiaries GIV SPV, GIV Holdings and GIV Panzura.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2024 and December 31, 2023.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2024, the Company recognized PIK dividends from investments of $37 and $75, respectively, and PIK interest from investments of

$1,279 and $2,362, respectively. For the three and six months ended June 30, 2023, the Company recognized PIK dividends from investments of $24 and $49, respectively, and PIK interest from investments of $206 and $299, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2024 and December 31, 2023, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, revolver fees, amendment fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
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
Deferred offering costs—The Company's deferred offering costs consist of fees and expenses incurred in connection with the offering of the Company's Units. Upon the issuance of Units, deferred offering costs are then amortized into Organizational and Offering Expenses on the Consolidated Statements of Operations on a straight line basis over a period of 12 months beginning on the date of commencement of operations. Deferred offering costs are included on the Company’s Consolidated Statements of Assets, Liabilities and Members' Capital until amortized.
Deferred financing costs—The deferred financing costs of the Company consist of capitalized expenses related to the origination and amending of the Company's borrowings. The Company amortizes these costs into expense over the stated life of the related borrowing. See Note 6. Borrowings, for details.
Income taxes—The Company has elected to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code and intends to comply with the requirements to qualify and maintain its status as a RIC annually. As a RIC, the Company is not subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to its unitholders.
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
Note 3. Investments
At June 30, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$895,677	$905,029
Second lien	34,595	36,795
Subordinated	28,511	30,362
Equity and other	1,409	1,367
Total investments	$960,192	$973,553

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$404,414	$408,582
Business Services	292,528	296,684
Healthcare	88,505	89,164
Consumer Services	59,012	59,408
Education	43,057	43,844
Financial Services	35,933	36,042
Food & Beverage	29,817	32,827
Distribution & Logistics	5,491	5,561
Packaging	1,435	1,441
Total investments	$960,192	$973,553
At December 31, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$532,881	$541,000
Second lien	14,115	16,288
Subordinated	20,895	21,812
Equity and other	1,356	1,366
Total investments	$569,247	$580,466
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$209,656	$212,035
Software	197,095	201,391
Healthcare	48,501	48,824
Education	31,499	32,917
Consumer Services	29,992	30,171
Food & Beverage	22,885	25,436
Financial Services	23,573	23,604
Distribution & Logistics	5,499	5,575
Packaging	547	513
Total investments	$569,247	$580,466
For discussion of the Company's unfunded commitments, see Note 8. Commitments and Contingencies.
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
Note 4. Fair Value
Pursuant to Rule 2a-5 under the 1940 Act, a market quotation is readily available for purposes of Section 2(a)(41) of the 1940 Act with respect to a security only when that “quotation is a quoted price (unadjusted) in active markets for identical investments that the fund can access at the measurement date, provided that a quotation will not be readily available if it is not reliable.” Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between    market participants at the measurement date. Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure ("ASC 820") establishes a fair value hierarchy that prioritizes and ranks the inputs to valuation techniques used in measuring investments at fair value. The hierarchy classifies the inputs used in measuring fair value into three levels as follows:
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

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of June 30, 2024:

	Total	Level I	Level II	Level III
First lien	$905,029	$—	$78,279	$826,750
Second lien	36,795	—	18,779	18,016
Subordinated	30,362	—	17,775	12,587
Equity and other	1,367	—	—	1,367
Total investments	$973,553	$—	$114,833	$858,720
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2023:

	Total	Level I	Level II	Level III
First lien	$541,000	$—	$81,949	$459,051
Second lien	16,288	—	7,610	8,678
Subordinated	21,812	—	15,202	6,610
Equity and other	1,366	—	—	1,366
Total investments	$580,466	$—	$104,761	$475,705
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, March 31, 2024	$607,133	$579,029	$19,928	$6,797	$1,379
Total gains or losses included in earnings:
Net realized (losses) gains on investments	14	14	—	—	—
Net change in unrealized appreciation (depreciation) of investments	442	454	—	—	(12)
Purchases, including capitalized PIK and revolver fundings	349,727	334,730	9,207	5,790	—
Proceeds from sales and paydowns of investments	(69,482)	(69,482)	—	—	—
Transfers into Level III(1)	5,255	5,255	—	—	—
Transfers out of Level III(1)	(34,369)	(23,250)	(11,119)	—	—
Fair Value, June 30, 2024	$858,720	$826,750	$18,016	$12,587	$1,367
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$348	$360	$—	$—	$(12)

(1)     As of June 30, 2024, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, March 31, 2023	$161,756	$149,621	$8,268	$3,040	$827
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation) of investments	1,491	1,372	51	58	10
Purchases, including capitalized PIK and revolver fundings	26,661	23,328	—	3,284	49
Proceeds from paydowns of investments	(706)	(706)	—	—	—
Transfers into Level III(1)	7,031	—	7,031	—	—
Fair Value, June 30, 2023	$196,233	$173,615	$15,350	$6,382	$886
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,491	$1,372	$51	$58	$10

(1)     As of June 30, 2023, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2023	$475,705	$459,051	$8,678	$6,610	$1,366
Total gains or losses included in earnings:
Net realized (losses) gains on investments	14	14	—	—	—
Net change in unrealized appreciation (depreciation) of investments	3,112	2,980	131	52	(51)
Purchases, including capitalized PIK and revolver fundings	458,698	443,514	9,207	5,925	52
Proceeds from sales and paydowns of investments	(80,361)	(80,361)	—	—	—
Transfers into Level III(1)	18,729	18,729	—	—	—
Transfers out of Level III(1)	(17,177)	(17,177)	—	—	—
Fair Value, June 30, 2024	$858,720	$826,750	$18,016	$12,587	$1,367
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$3,125	$2,993	$131	$52	$(51)

(1)     As of June 30, 2024, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2022	$104,427	$93,348	$7,239	$3,077	$763
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation) of investments	2,899	2,176	676	21	26
Purchases, including capitalized PIK and revolver fundings	85,872	79,669	2,822	3,284	97
Proceeds from paydowns of investments	(1,578)	(1,578)	—	—	—
Transfers into Level III(1)	4,613	—	4,613	—	—
Fair Value, June 30, 2023	$196,233	$173,615	$15,350	$6,382	$886
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$2,899	$2,176	$676	$21	$26

(1)     As of June 30, 2023, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.

Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three and six months ended June 30, 2024 and June 30, 2023. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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

Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2024 and December 31, 2023, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2024 and December 31, 2023, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2024 were as follows:

				Range
Type	Fair Value as of June 30, 2024	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$736,480	Market & income approach	EBITDA multiple	8.5x	24.5x	15.7x
			Revenue multiple	4.1x	13.0x	8.1x
			Discount rate	7.8%	18.8%	10.3%
	90,270	Other	N/A (2)	N/A	N/A	N/A
Second lien	8,808	Market & income approach	EBITDA multiple	14.0x	18.0x	16.3x
			Discount rate	11.0%	11.1%	11.1%
	9,208	Other	N/A (2)	N/A	N/A	N/A
Subordinated	12,587	Market & income approach	EBITDA multiple	14.0x	24.5x	18.0x
			Discount rate	13.2%	15.8%	14.9%
Equity and other	1,367	Market & income approach	Revenue multiple	4.1x	6.0x	5.1x
			Discount rate	15.8%	15.8%	15.8%
	$858,720

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
The BMO Subscription Line (as defined below), the UBS Credit Facility (as defined below) and the Wells Credit Facility (as defined below) are considered Level III investments. See Note 6. Borrowings for details.
The following are the principal amounts and fair values of the Company’s borrowings as of June 30, 2024 and December 31, 2023. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	June 30, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
BMO Subscription Line	$28,200	$28,332	$60,800	$60,981
UBS Credit Facility	250,000	256,229	250,000	252,543
Wells Credit Facility	206,600	208,254	N/A	N/A
Total	$484,800	$492,815	$310,800	$313,524
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
Note 5. Agreements and Related Parties
The Company entered into an investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser on May 3, 2022. The Investment Management Agreement initially had a term of two years which began on May 3, 2022, and thereafter will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the Company's board of directors, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's directors who are not parties to the Investment Management Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the

1940 Act) of any such party, in accordance with the requirements of the 1940 Act. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company. Although the initial two year term of the Investment Management Agreement would not have expired until May 3, 2024, the Company's board of directors most recently re-approved the Investment Management Agreement on January 30, 2024, at an in-person meeting, for a period of 12 months commencing on March 1, 2024.
Pursuant to the Investment Management Agreement, the base management fee is payable quarterly in arrears at an annual rate of 1.15% of the aggregate contributed capital from all unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) as of the last day of the applicable quarter. For the period from the effective date of the Investment Management Agreement through the one year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement), the base management fee was reduced by 50% (for the avoidance of doubt, this resulted in an annual management fee rate of 0.575% through May 9, 2023, the one-year anniversary of the Initial Drawdown Date). Because the one-year anniversary of the Initial Drawdown Date occurred on a date other than the last day of a calendar quarter, the management fee was prorated for such calendar quarter and calculated based on the number of days in such period up to, and including, the one-year anniversary of the Initial Drawdown Date. The base management fee could also be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by the Company or its subsidiaries to a placement agent, any organizational and offering expenses in excess of the lesser of $2,500 or 0.50% of the aggregate Capital Commitments pursuant to the Expense Limitation and Reimbursement Agreement (as defined below) and any fund expenses in excess of the Specified Expenses Cap (as defined below).
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
Incentive Fee on Pre-Incentive Fee Net Investment Income
The portion based on the Company's income (the "Income Incentive Fee") is based on pre-incentive fee net investment income ("Pre-Incentive Fee Net Investment Income"). Pre-Incentive Fee Net Investment Income means interest income, dividend income and any fee income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses for the quarter (including the management fee, expenses payable under the Administration Agreement (as defined below), and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the three and six months ended June 30, 2024 and June 30, 2023, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
b.Second, no incentive fee is payable to the Investment Adviser on Cumulative Net Realized Gains until the Company has paid cumulative distributions equal to an annualized, cumulative internal rate of return of 7.0% on the total contributed capital to the Company calculated from the date that each such amount was due to be contributed to the Company until the date each such distribution is paid;
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
    For the three and six months ended June 30, 2024, the Company accrued hypothetical capital gains incentive fees of $(212) and $320, respectively. For the three and six months ended June 30, 2023, the Company did not accrue any hypothetical capital gains incentive fees.
Expense Limitation
Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that the Company will not be required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $750,000 or (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate committed capital and (3) after the end of the Investment Period, 0.40% of the Company's average Members' Capital for the calendar year. Further, if the actual aggregate committed capital of the Company at the end of the Closing Period is less than $750,000, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate committed capital at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. "Specified Expenses" of the Company means all Company Expenses (as defined under "Fund Expenses" in the Third A&R LLC Agreement) incurred in the operation of the Company with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined in the Third A&R LLC Agreement) (which are subject to the Organizational and Offering Expense Cap), (iv) Placement Fees (as defined in the Third A&R LLC Agreement), (v) interest on and fees and expenses arising out of all Company indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by the Company or its affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three and six months ended June 30, 2024 and June 30, 2023, there were no reimbursements to the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the Company's outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Management fee	$1,370	$442	$2,531	$814
Less: management fee waiver	(33)	(95)	(78)	(281)
Net management fee	1,337	347	2,453	533
Incentive fee, excluding accrued incentive fees on capital gains	$2,324	$411	$4,099	$780
As of June 30, 2024 and December 31, 2023, $1,664 and $1,344, respectively, of incentive fees on capital gains were accrued but are not payable under the Investment Management Agreement by the Company, as return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement"), under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Company's board of directors on January 30, 2024 for a period of 12 months commencing on March 1, 2024. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2024, approximately $188 and $383, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. For the three and six months ended June 30, 2023, approximately $212 and $358, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of June 30, 2024 and December 31, 2023, approximately $188 and $226, respectively, of indirect administrative expenses were included in payable to affiliates.
The Company, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement, (as amended, the "Trademark License Agreement"), with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the "New Mountain Capital" name. Under the Trademark License Agreement, subject to certain conditions, the Company, the Investment Adviser and the Administrator will have a right to use the "New Mountain Capital" name, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company, the Investment Adviser and the Administrator will have no legal right to the "New Mountain Capital" name.
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
Note 6. Borrowings
BMO Subscription Line—On May 9, 2022, the Company entered into a Loan Authorization Agreement with BMO Bank N.A. (formerly known as BMO Harris Bank N.A., "BMO") (as amended from time to time, and most recently amended on May 9, 2024, the "Loan Authorization Agreement"), which allows the Company to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $300,000 (the "BMO Subscription Line"). On May 23, 2024, the maximum borrowing amount under the BMO Subscription Line was decreased to $200,000. All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or the earliest to occur on the date (x) 6 months after each advance date and (y) 30 days prior to the termination of the Investment Period, which varies throughout the period. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of the Company's unitholders. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Consolidated Statements of Assets, Liabilities and Members' Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. The BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S.

Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.
The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense	$1,857	$1,075	$3,911	$2,280
Amortization of financing costs	8	5	$53	$9
Weighted average interest rate	8.3%	7.9%	8.3%	7.7%
Effective interest rate	8.3%	8.0%	8.4%	7.7%
Average debt outstanding	$90,520	$54,366	$95,326	$59,806
As of June 30, 2024 and December 31, 2023, the outstanding balance on the BMO Subscription Line was $28,200 and $60,800, respectively, and the Company was in compliance with the applicable covenants of the Loan Authorization Agreement on such dates.
UBS Credit Facility—On January 25, 2023, the Company's wholly-owned subsidiary, GIV SPV, entered into a Loan and Security Agreement (as amended, from time to time, and most recently amended on June 28 2023, the "UBS Loan and Security Agreement"), by and among GIV SPV, as the borrower, the Company as collateral manager and equityholder, the lenders from time to time party thereto, UBS AG London Branch ("UBS"), as the administrative agent, U.S. Bank Trust Company, National Association as the collateral agent, and U.S. Bank National Association as the document custodian, which is structured as a secured revolving credit facility (the "UBS Credit Facility"). The UBS Credit Facility will mature on January 25, 2028 and has a maximum facility amount of $250,000. Under the UBS Credit Facility, GIV SPV is permitted to borrow up to 30.0%, 40.0%, 50.0%, 65.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by UBS. The UBS Credit Facility is collateralized by all of the investments of GIV SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the UBS Credit Facility are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the UBS Credit Facility. The UBS Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIV SPV investments, but rather to the performance of the underlying portfolio companies.
The UBS Credit Facility bears interest at a rate of Term SOFR plus 2.85% per annum. The UBS Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the UBS Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the UBS Credit Facility for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023 (1)
Interest expense	$5,165	$1,387	$10,339	$1,846
Non-usage fee	$—	$224	$—	$420
Amortization of financing costs	$87	$91	$174	$150
Weighted average interest rate	8.2%	7.8%	8.2%	7.8%
Effective interest rate	8.3%	9.7%	8.3%	11.7%
Average debt outstanding	$250,000	$69,793	$250,000	$47,645

(1)     For the six months ended June 30, 2023, amounts represent the period from January 25, 2023 to June 30, 2023.
As of June 30, 2024 and December 31, 2023, the outstanding balance on the UBS Credit Facility was $250,000 and $250,000, and the Company was in compliance with the applicable covenants of the UBS Loan and Security Agreement on such dates.
Wells Credit Facility—On May 23, 2024, the Company's wholly-owned subsidiary, GIV Holdings, entered into a Loan and Security Agreement, (together with the exhibits and schedules thereto, the “Wells Loan and Loan Agreement”) by and among GIV Holdings, as the borrower, the Company, as seller, as equityholder and as collateral manager, Wells Fargo Bank, National Association, as the administrative agent and swingline lender, Western Alliance Trust Company, N.A., as the collateral custodian (“WATC”), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). The Wells Credit Facility will mature on May 21, 2029 and has a maximum facility amount of $250,000. Under the Wells Credit Facility, GIV Holdings is permitted to borrow up to 25.0%, 45.0%, 55.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of GIV Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIV Holdings investments, but rather to the performance of the underlying portfolio companies.
The Wells Credit Facility bears interest at a rate of Daily Simple SOFR plus 2.30% per annum. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Wells Loan and Security Agreement).
For both the three and six months ended June 30, 2024, interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility were $1,399, $43 and $59, respectively. The weighted average interest rate and effective interest rate on the Wells Credit Facility for both the three and six months ended June 30, 2024 were 7.6% and 8.2%, respectively.
As of June 30, 2024, the outstanding balance on the Wells Credit Facility was $206,600 and GIV Holdings was in
compliance with the applicable covenants of the Wells Loan and Security Agreement on such date.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2024, the Company had unfunded commitments on revolving credit facilities of $53,781, no outstanding bridge financing commitments, and other future funding commitments of $162,699. As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities of $24,197, no outstanding bridge financing commitments, and other future funding commitments of $119,897. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.

The Company also had revolving borrowings available under the BMO Subscription Line and Wells Credit Facility as of June 30, 2024, and revolving borrowings available under the BMO Subscription Line as of December 31, 2023. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of June 30, 2024 and December 31, 2023, the Company had commitment letters to purchase investments in the aggregate par amount of $9,231 and $10,368, respectively, which could require funding in the future.
Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2024.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
March 14, 2024	March 28, 2024	9,788,500	$97,885
June 13, 2024	June 28, 2024	8,152,250	81,523
		17,940,750	$179,408
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2023.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
February 23, 2023	March 9, 2023	982,500	$9,825

The following table reflects the distributions declared on the Units for the six months ended June 30, 2024.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 20, 2024	March 27, 2024	April 19, 2024	$0.362
June 25, 2024	June 27, 2024	July 19, 2024	0.364
			$0.726
The following table reflects the distributions declared on the Units for the six months ended June 30, 2023.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 2, 2023	March 8, 2023	April 20, 2023	$0.175
March 30, 2023	March 31, 2023	April 20, 2023	0.150
June 26, 2023	June 29, 2023	July 20, 2023	0.270
			$0.595
Note 10. Earnings (Loss) Per Unit
The following information sets forth the computation of basic net increase (decrease) in the Company's members' capital per Unit resulting from operations for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Earnings (Loss) per unit—basic & diluted
Numerator for basic & diluted earnings (loss) per unit:	$12,183	$4,481	$25,035	$7,864
Denominator for basic & diluted weighted average unit:	36,999,211	8,508,331	32,185,716	8,144,643
Basic & diluted earnings (loss) per unit:	$0.33	$0.53	$0.78	$0.97

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2024 and June 30, 2023.

	Six Months Ended
	June 30, 2024	June 30, 2023
Per unit data(1):
Members' capital, December 31, 2023 and December 31, 2022, respectively	$10.27	$9.77
Net investment income (loss)	0.71	0.54
Net realized and unrealized gains (losses)(2)	(0.05)	0.43
Total net increase (decrease)	0.66	0.97
Distributions declared to unitholders from net investment income	(0.73)	(0.60)
Members' capital, June 30, 2024 and June 30, 2023, respectively	$10.20	$10.14
Total return based on members' capital(3)	6.48%	10.15%
Units outstanding at end of period	44,882,706	8,508,331
Average weighted units outstanding for the period	32,185,716	8,144,643
Average members' capital for the period	$330,548	$80,118
Ratio to average members' capital:
Net investment income(4)	13.99%	11.66%
Total expenses, before waivers(4)	14.95%	19.28%
Total expenses, net of waivers(4)	14.91%	18.31%

Average debt outstanding—Wells Credit Facility(5)	$169,462	N/A
Average debt outstanding—BMO Subscription Line	95,326	$59,806
Average debt outstanding—UBS Credit Facility(6)	250,000	47,645
Asset coverage ratio	194.43%	158.96%
Portfolio turnover	13.03%	0.35%

Capital Commitments	$815,225	$310,850
Funded Capital Commitments	$448,374	$84,630
% of Capital Commitments funded	55.00%	27.23%

(1)Per unit data is based on weighted average units outstanding for the respective period (except for distributions declared to unitholders, which are based on actual rate per unit).
(2)The total amount shown may not correspond with the aggregate amount for the period, as it includes the effect of the timing of capital transactions which, for the six months ended June 30, 2024 and June 30, 2023, was $(0.12) and $0.01, respectively.
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
(5)For the six months ended June 30, 2024, average debt outstanding represents the period from May 23, 2024 (commencement of the Wells Credit Facility) to June 30, 2024.
(6)For the six months ended June 30, 2023, average debt outstanding represents the period from January 25, 2023 (commencement of the UBS Credit Facility) to June 30, 2023.

Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard was effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2024. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and the Board of Directors of New Mountain Guardian IV BDC, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian IV BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of June 30, 2024, and the related consolidated statements of operations and changes in members’ capital for the three-month and six-month periods ended June 30, 2024 and 2023, the consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
August 13, 2024

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
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with approximately $55 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services.
We conducted a private offering (the "Private Offering") of units of our limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (each, a "Subscription Agreement"). We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the 24-month period following the initial closing of Capital Commitments, which occurred on May 4, 2022 (the "Closing Period"). On April 15, 2024, pursuant to the Limited Liability Company Agreement, as amended and restated on December 6, 2023 (the "Third A&R LLC Agreement"), the Investment Adviser elected to extend the Closing Period from 24 months to 30 months after the initial closing of the Private Offering. As a result of the foregoing, we extended the end of the period during which we may hold subsequent closings from May 4, 2024 to November 4, 2024. We may accept and draw down on Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments after the Closing Period. We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on May 9, 2022 (the "Initial Drawdown"). The investment period began on May 4, 2022 and will continue until November 4, 2028, the four-year anniversary of the end of the Closing Period (the "Investment Period"). Our term is until November 4, 2030, six years from the end of the Closing Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors.
We established New Mountain Guardian IV SPV, L.L.C. ("GIV SPV") on July 26, 2022 as a wholly-owned direct subsidiary, whose assets are used to secure GIV SPV's credit facility. We established New Mountain Guardian IV Holdings, L.L.C. ("GIV Holdings"), formerly known as New Mountain Guardian IV Issuer SPV, L.L.C., on October 28, 2022 as a wholly-owned direct subsidiary, whose assets are used to secure GIV Holdings' credit facility. We established New Mountain Guardian IV Panzura, Inc. ("GIV Panzura") as a wholly-owned direct subsidiary, which is treated as a corporation for U.S. federal income tax purposes and is intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in one of our portfolio companies organized as a limited liability company (or other form of pass-through entities); we consolidate the corporation for accounting purposes but the corporation is not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of our ownership of the portfolio company.
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
As of June 30, 2024, our top five industry concentrations were software, business services, healthcare, consumer services and education.
As of June 30, 2024, our members' capital was approximately $457.8 million and our portfolio had a fair value of approximately $973.6 million in 95 portfolio companies.
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

Basis of Accounting
We consolidate our wholly-owned direct subsidiaries GIV SPV, GIV Holdings and GIV Panzura. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946").
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of June 30, 2024.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2024.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2024, we recognized PIK dividends from investments of less than $50 thousand and $0.1 million, respectively, and PIK interest from investments of $1.3 million and $2.4 million, respectively. For both the three and six months ended June 30, 2023, we recognized PIK dividends from investments of less than $50 thousand and PIK interest from investments of $0.2 million and $0.3 million, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2024 and December 31, 2023, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, revolver fees, amendment fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by us for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
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
•Orange – 2C and 1B
•Red – 1C

The following table shows the Risk Ratings of our portfolio companies as of June 30, 2024:

(in millions)	As of June 30, 2024
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$960.2	100.0%	$973.6	100.0%
Yellow	—	—%	—	—%
Orange	—	—%	—	—%
Red	—	—%	—	—%
	$960.2	100.0%	$973.6	100.0%
As of June 30, 2024, all investments in our portfolio had a Green Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $973.6 million in 95 portfolio companies at June 30, 2024 and approximately $580.5 million in 72 portfolio companies at December 31, 2023.
The following table shows our portfolio and investment activity for the six months ended June 30, 2024 and June 30, 2023:

	Six Months Ended
(in millions)	June 30, 2024	June 30, 2023
New investments in 65 and 28 portfolio companies, respectively	$468.5	$113.6
Debt repayments in existing portfolio companies	(74.3)	(0.6)
Sales of securities in 2 and 0 portfolio companies, respectively	(9.1)	—
Change in unrealized appreciation on 50 and 32 portfolio companies, respectively	4.6	3.8
Change in unrealized depreciation on 38 and 11 portfolio companies, respectively	(2.5)	(0.4)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.

Results of Operations for the Three Months Ended June 30, 2024 and June 30, 2023
Revenue

	Three Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Total interest income	$24,202	$6,357
Dividend income	37	24
Fee income	2,107	255
Total investment income	$26,346	$6,636
Our total investment income increased by approximately $19.7 million, or 297%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. For the three months ended June 30, 2024, total investment income of approximately $26.3 million consisted of approximately $21.6 million in cash interest from investments, approximately $1.3 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.3 million, approximately less than $40 thousand in PIK dividends from investments and approximately $2.1 million in fee income.
The increase in interest income of approximately $17.8 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily attributable to our deployment of capital and increasing invested balances over the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Fee income during the three months ended June 30, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment and closing fees received from 25 different portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Management fee	$1,370	$442
Less: management fee waiver	(33)	(95)
Net management fee	1,337	347
Interest and other financing expenses	8,615	2,789
Income based incentive fee	2,324	411
Administrative expenses	450	316
Professional fees	305	230
Organizational and offering expenses	80	217
Capital gains incentive fee	(212)	—
Other general and administrative expenses	64	104
Total expenses	12,963	4,414
Less: expenses waived	—	(106)
Net expenses	$12,963	$4,308
Our total net operating expenses increased by approximately $8.7 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Our net management fee increased by $1.0 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Per the Investment Management Agreement (as defined below), the management fee was reduced by 50% until the one-year anniversary of the Initial Drawdown Date, which occurred on May 9, 2023 (as defined in the Investment Management Agreement). The base management fee may also be reduced by placement fees and a voluntary fee waiver made by the Investment Adviser. Our income based incentive fee increased by approximately $1.9 million and our capital gains incentive fee decreased by approximately $0.2 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase in management fees and income based incentive fees was attributable to larger managed and invested capital balances over the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, as well as the expiration of the 50% management fee waiver on May 9, 2023. The decrease in capital gains incentive fees was due to the reduction of the accrual for hypothetical gains recognized if the portfolio was sold at fair value in accordance with GAAP which was driven by the net depreciation on the portfolio for the three months ended June 30, 2024. The hypothetical accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized.
Interest and other financing expenses increased by approximately $5.8 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to higher drawn balances on our UBS Credit Facility and BMO Subscription Line and the establishment of the Wells Credit Facility.
Our total administrative expenses, professional fees and other general and administrative expenses increased by approximately $0.2 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 due to the continued ramp up of investment operations and deployment of capital.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Net realized gains (losses) on investments	$19	$—
Net change in unrealized appreciation (depreciation) of investments	(1,219)	2,153
Net realized and unrealized gain (loss)	$(1,200)	$2,153

    Our net realized gain and unrealized depreciation resulted in a net loss of approximately $1.2 million for the three months ended June 30, 2024 as compared to net realized and unrealized appreciation resulting in a net gain of approximately $2.2 million for the three months ended June 30, 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended June 30, 2024, was primarily driven by the overall decrease in market prices of our investments during the period and material accelerated amortization recognized on 5 of our investments due to early repayments made. The net gain for the three months ended June 30, 2023 was primarily driven by the overall increase in market prices of our investments during the period.
Results of Operations for the Six Months Ended June 30, 2024 and June 30, 2023
Revenue

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Total interest income	$43,721	$10,802
Dividend income	75	49
Fee income	3,698	1,054
Total investment income	$47,494	$11,905
Our total investment income increased by approximately $35.6 million, or 299%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. For the six months ended June 30, 2024, total investment income of approximately $47.5 million consisted of approximately $39.0 million in cash interest from investments, approximately $2.4 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $2.3 million, approximately $0.1 million in PIK dividends from investments and approximately $3.7 million in fee income.
The increase in interest income of approximately $32.9 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily attributable to our deployment of capital and increasing invested balances over the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Fee income during the six months ended June 30, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment, closing and consent fees received from 40 different portfolio companies.

Operating Expenses

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Management fee	$2,531	$814
Less: management fee waiver	(78)	(281)
Net management fee	2,453	533
Interest and other financing expenses	15,982	4,725
Income based incentive fee	4,099	780
Administrative expenses	845	563
Professional fees	618	417
Capital gains incentive fee	320	—
Organizational and offering expenses	153	418
Other general and administrative expenses	111	154
Total expenses	24,581	7,590
Less: expenses waived	—	(106)
Net expenses	$24,581	$7,484
Our total net operating expenses increased by approximately $17.0 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Our net management fee increased by approximately $1.9 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Per the Investment Management Agreement (as defined below), the management fee was reduced by 50% until the one-year anniversary of the Initial Drawdown Date, which occurred on May 9, 2023 (as defined in the Investment Management Agreement). The base management fee may also be reduced by placement fees and a voluntary fee waiver made by the Investment Adviser. Our income based incentive fee increased by approximately $3.3 million and our capital gains incentive fee increased by approximately $0.3 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase in management fees and income based incentive fees was attributable to larger managed and invested capital balances over the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, as well as the expiration of the 50% management fee waiver on May 9, 2023. The increase in capital gains incentive fees was due to the accrual for hypothetical gains recognized if the portfolio was sold at fair value in accordance with GAAP. The hypothetical accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized.
Interest and other financing expenses increased by approximately $11.3 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to higher drawn balances on our UBS Credit Facility and BMO Subscription Line and the establishment of the Wells Credit Facility.
Our total administrative expenses, professional fees and other general and administrative expenses increased by approximately $0.5 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 due to the continued ramp up of investment operations and deployment of capital.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Net realized gains (losses) on investments	$(20)	$—
Net change in unrealized appreciation (depreciation) of investments	2,142	3,443
Net realized and unrealized gain (loss)	$2,122	$3,443

    Our net realized losses and unrealized appreciation resulted in a net gain of approximately $2.1 million for the six months ended June 30, 2024 as compared to net realized and unrealized appreciation resulting in a net gain of approximately $3.4 million for the six months ended June 30, 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the six months ended June 30, 2024, was also primarily driven by the overall increase in market prices of our investments during the period. The net gain for the six months ended June 30, 2023 was primarily driven by the overall increase in market prices of our investments during the period.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) drawing down capital in respect of our Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of June 30, 2024, our asset coverage ratio was 194.4%.
Since our inception on March 18, 2022, we have entered into Subscription Agreements with several investors on various dates. We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On June 30, 2024 and December 31, 2023, we had aggregate capital commitments accepted and undrawn capital commitments from investors as follows:

(in millions)	June 30, 2024	December 31, 2023
Capital Commitments	$815.2	$768.5
Unfunded Capital Commitments	366.9	499.5
% of Capital Commitments funded	55.0%	35.0%
As of June 30, 2024, our borrowings consisted of the BMO Subscription Line, UBS Credit Facility and Wells Credit Facility. As of December 31, 2023, our borrowings consisted of the BMO Subscription Line and UBS Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information.
As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $29.4 million and $7.2 million, respectively. Our cash used in operating activities for the six months ended June 30, 2024 and June 30, 2023 was approximately $318.8 million and $98.1 million, respectively. We expect that all current liquidity needs will be met with cash flows from drawdowns on Capital Commitments, investments and operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2024 and December 31, 2023, we had outstanding commitments to third parties to fund investments totaling $216.5 million and $144.1 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2024 and December 31, 2023, we had commitment letters to purchase investments in the aggregate par amount of $9.2 million and $10.4 million, respectively, which could require funding in the future. As of June 30, 2024 and December 31, 2023, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2024 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$28.2	$28.2	$—	$—	$—
UBS Credit Facility (2)	250.0	—	—	250.0	—
Wells Credit Facility (3)	206.6	—	—	206.6	—
Total Contractual Obligations	$484.8	$28.2	$—	$456.6	$—

(1)Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($28.2 million as of June 30, 2024) are due on BMO's demand within 15 business days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line will terminate when all Capital Commitments have been funded. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the BMO Subscription Line.
(2)Under the terms of the $250.0 million UBS Credit Facility, all outstanding borrowings under that facility ($250.0 million as of June 30, 2024) must be repaid on or before January 25, 2028. As of June 30, 2024, there was no capacity remaining under the UBS Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the UBS Credit Facility.
(3)Under the terms of the $250.0 million Wells Credit Facility, all outstanding borrowings under that facility ($206.6 million as of June 30, 2024) must be repaid on or before May 21, 2029. As of June 30, 2024, there was approximately $43.4 million million of possible capacity remaining under the Wells Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the Wells Credit Facility.
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
Distributions and Dividends
Distributions declared to unitholders for the six months ended June 30, 2024 totaled approximately $23.1 million.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2024, approximately $0.2 million and $0.4 million, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of June 30, 2024, approximately $0.2 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets, Liabilities and Members' Capital.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been raising interest rates. The Federal Reserve left its benchmark rates steady in the second quarter of 2024, and it has indicated that any cuts to benchmark rates in the future will depend on better inflation reports. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the six months ended June 30, 2024, certain of the loans held in our portfolio had floating Prime or SOFR interest rates. As of June 30, 2024, approximately 96.58% of our investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 3.42% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR and Prime interest rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2024. Interest expense is calculated based on the terms of our UBS Credit Facility, Wells Credit Facility and BMO Subscription Line. For our borrowings, we use the outstanding balance as of June 30, 2024. This analysis does not take into account the impact of the incentive fee or other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2024, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(1.57)%
Base Interest Rate	—%
+100 Basis Points	6.30%
+200 Basis Points	12.59%
+300 Basis Points	18.89%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2024. From time to time, we or our consolidated subsidiary may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2024 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
10.1
Loan and Security Agreement, dated May 23, 2024, between New Mountain Guardian IV BDC, L.L.C., as the collateral manager and equityholder, Wells Fargo Bank, National Association, as the administrative agent and swingline lender, Western Alliance Trust Company, N.A., as the collateral custodian and New Mountain Guardian IV Holdings, L.L.C., as the borrower*

10.2	Custody Agreement between New Mountain Guardian IV Holdings, L.L.C. and Western Alliance Trust Company, N.A.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s Registration Statement on Form 10 (File No. 000-56437) filed on May 6, 2022.
(2)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s current report on Form 8-K filed on December 6, 2023.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2024.

NEW MOUNTAIN GUARDIAN IV BDC, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer