Form 10-Q
period 2024-09-30
New Mountain Guardian IV BDC, L.L.C.
filed 2024-11-13
CIK 1925531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2024

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of November 13, 2024 was 66,479,611. As of September 30, 2024, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	New Mountain Guardian IV BDC, L.L.C.
	Consolidated Statements of Assets, Liabilities and Members' Capital as of September 30, 2024 (unaudited) and December 31, 2023	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2024 (unaudited) and September 30, 2023 (unaudited)	4
	Consolidated Statements of Changes in Members' Capital for the three and nine months ended September 30, 2024 (unaudited) and September 30, 2023 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 (unaudited) and September 30, 2023 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2024 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2023	25
	Notes to the Consolidated Financial Statements of New Mountain Guardian IV BDC, L.L.C. (unaudited)	36
	Report of Independent Registered Public Accounting Firm	58

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	59
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	72
Item 4.	Controls and Procedures	73

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	74
Item 1A.	Risk Factors	74
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 3.	Defaults Upon Senior Securities	74
Item 4.	Mine Safety Disclosures	74
Item 5.	Other Information	74
Item 6.	Exhibits	76
	Signatures	77

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,231,736 and $569,247, respectively)	$1,244,475	$580,466
Contributions receivable	183,103	—
Cash and cash equivalents	10,509	7,222
Interest and dividend receivable	9,188	5,290
Receivable from unsettled securities sold	2,543	—
Other assets	470	75
Total assets	$1,450,288	$593,053
Liabilities
Borrowings
Wells Credit Facility	$247,700	$—
UBS Credit Facility	226,400	250,000
BMO Subscription Line	215,500	60,800
Deferred financing costs (net of accumulated amortization of $1,000 and $413, respectively)	(3,734)	(1,484)
Net borrowings	685,866	309,316
Payable for unsettled securities purchased	63,386	—
Distribution payable	14,889	—
Interest payable	4,447	2,133
Income based incentive fee payable	2,701	1,519
Management fee payable	1,912	943
Capital gains incentive fee payable	1,561	1,344
Payable to affiliate	309	230
Deferred tax liability	1	—
Other liabilities	1,819	995
Total liabilities	776,891	316,480
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 66,479,611 and 26,941,956 units issued and outstanding, respectively	661,488	266,112
Accumulated underdistributed (overdistributed) earnings	11,909	10,461
Total members' capital	$673,397	$276,573
Total liabilities and members' capital	$1,450,288	$593,053
Outstanding common membership units	66,479,611	26,941,956
Members' capital per unit	$10.13	$10.27
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$29,411	$8,182	$70,770	$18,685
PIK interest income	1,233	668	3,595	967
Dividend income	84	26	159	75
Fee income	2,340	1,162	6,038	2,216
Total investment income	33,068	10,038	80,562	21,943
Expenses
Interest and other financing expenses	12,231	3,797	28,213	8,522
Income based incentive fee	2,701	674	6,800	1,454
Management fee	2,529	675	5,060	1,489
Administrative expenses	533	299	1,378	862
Professional fees	313	200	931	617
Capital gains incentive fee	(102)	—	218	—
Organizational and offering expenses	8	569	161	987
Other general and administrative expenses	62	116	173	270
Total expenses	18,275	6,330	42,934	14,201
Less: management fees waived (See Note 5)	(617)	(14)	(695)	(295)
Less: expenses waived (See Note 5)	—	(95)	—	(201)
Net expenses	17,658	6,221	42,239	13,705
Net investment income (loss)	15,410	3,817	38,323	8,238
Net realized gains (losses) on investments	(195)	1	(215)	1
Net change in unrealized appreciation (depreciation) of investments	(622)	4,469	1,520	7,912
(Provision) benefit for taxes	(1)	—	(1)	—
Net realized and unrealized gains (losses)	(818)	4,470	1,304	7,913
Net increase (decrease) in members' capital resulting from operations	$14,592	$8,287	$39,627	$16,151
Earnings (loss) per unit (basic & diluted)	$0.30	$0.62	$1.04	$1.63
Weighted average common units outstanding - basic & diluted (See Note 10)	49,342,936	13,436,959	37,946,534	9,928,134

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Increase (Decrease) in members' capital resulting from operations:
Net investment income (loss)	$15,410	$3,817	$38,323	$8,238
Net realized gains (losses) on investments	(195)	1	(215)	1
Net change in unrealized appreciation (depreciation) of investments	(622)	4,469	1,520	7,912
(Provision) benefit for taxes	(1)	—	(1)	—
Net increase (decrease) in members' capital resulting from operations	14,592	8,287	39,627	16,151
Capital transactions
Contributions	215,969	150,167	395,377	159,992
Placement fees	(90)	(14)	(168)	(14)
Distributions declared to unitholders from net investment income	(14,889)	(4,142)	(38,012)	(9,033)
Total net increase (decrease) in members' capital resulting from capital transactions	200,990	146,011	357,197	150,945
Net increase in members' capital	215,582	154,298	396,824	167,096
Members' capital at the beginning of the period	457,815	86,315	276,573	73,517
Members' capital at the end of the period	$673,397	$240,613	$673,397	$240,613

Capital unit activity
Units issued	21,596,905	15,016,750	39,537,655	15,999,250

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities
Net increase (decrease) in members' capital resulting from operations	$39,627	$16,151
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	215	(1)
Net change in unrealized (appreciation) depreciation of investments	(1,520)	(7,912)
Amortization of purchase discount	(3,561)	(1,048)
Amortization of deferred financing costs	586	259
Amortization of deferred offering costs	—	66
Non-cash investment income	(4,126)	(625)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(777,533)	(217,131)
Proceeds from sales and paydowns of investments	123,848	1,766
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	385	42
Cash paid for purchase of drawn portion of revolving credit facilities	(981)	(309)
Cash paid on drawn revolvers	(8,928)	(1,732)
Cash repayments on drawn revolvers	8,192	1,197
Receivable from unsettled securities sold	(2,543)	(719)
Interest and dividend receivable	(3,898)	(2,539)
Other assets	(395)	(60)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	63,386	15,674
Interest payable	2,314	974
Management fee payable	969	550
Income based incentive fee payable	1,182	466
Capital gains incentive fee payable	217	—
Payable to affiliate	79	(17)
Deferred tax liability	1	—
Other liabilities	626	864
Net cash flows (used in) provided by operating activities	(561,858)	(194,084)
Cash flows from financing activities
Distributions	(23,123)	(6,227)
Net proceeds from issuance of common units	212,274	159,992
Proceeds from BMO Subscription Line	501,800	192,100
Repayment of BMO Subscription Line	(347,100)	(245,800)
Proceeds from UBS Credit Facility	—	132,700
Repayment of UBS Credit Facility	(23,600)	(7,700)
Proceeds from Wells Credit Facility	247,700	—
Placement fees paid	(77)	(42)
Deferred financing costs paid	(2,729)	(1,750)
Net cash flows provided by (used in) financing activities	565,145	223,273
Net increase (decrease) in cash and cash equivalents	3,287	29,189
Cash and cash equivalents at the beginning of the period	7,222	5,793
Cash and cash equivalents at the end of the period	$10,509	$34,982

Supplemental disclosure of cash flow information
Cash interest paid	$25,221	$6,854
Non-cash financing activities:
Change in contributions receivable	$183,103	$—
Distributions declared and payable	14,889	4,143
Accrual for deferred credit facility costs	188	27
Accrual for placement fees	91	—
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	10.75%	10/2023	10/2027	$20,504	$20,504	$20,504
	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	10.75%	10/2023	10/2027	12,734	12,734	12,734
	Subordinated(8)	FIXED(Q)*	+	15.00%/PIK	15.00%	05/2023	05/2033	3,927	3,884	3,927
	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	10.70%	10/2023	10/2027	2,192	2,192	2,192
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	10.36%	02/2024	10/2027	1,886	1,874	1,886
	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	10.52%	10/2023	10/2027	1,262	1,262	1,262
	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	10.68%	10/2023	10/2027	176	176	176
								42,681	42,626	42,681	6.34%
Sierra Enterprises, LLC
Food & Beverage	First Lien(4)(7)	SOFR(Q)	+	6.75%	12.00%	04/2023	05/2027	21,777	19,696	20,906
	First Lien(2)(6)	SOFR(Q)	+	6.75%	12.00%	07/2023	05/2027	20,182	17,871	19,375
								41,959	37,567	40,281	5.98%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	6.50%	12.00%	05/2024	07/2028	27,450	27,438	27,436
	Subordinated(8)	FIXED(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	4,255	4,243	4,280
	Subordinated(8)	FIXED(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	1,624	1,621	1,634
								33,329	33,302	33,350	4.95%
Model N, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.64%	06/2024	06/2031	23,828	23,712	23,709
	First Lien(2)(8)	SOFR(Q)	+	5.00%	9.64%	06/2024	06/2031	8,261	8,219	8,219
								32,089	31,931	31,928	4.74%
NC Topco, LLC
Software	First Lien(4)(7)(8)	SOFR(M)*	+	2.50% +2.75%/PIK	10.10%	08/2024	09/2031	30,364	30,214	30,212	4.49%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.75%	10.81%	08/2022	08/2029	12,486	12,486	12,486
	First Lien(8)(9) - Drawn	SOFR(Q)	+	6.00%	11.05%	09/2023	08/2029	10,656	10,612	10,656
	First Lien(2)(6)(8)	SOFR(Q)	+	5.75%	10.81%	08/2022	08/2029	4,563	4,527	4,563
								27,705	27,625	27,705	4.11%
OEConnection LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	10.10%	04/2024	04/2031	25,784	25,661	25,784	3.83%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Higginbotham Insurance Agency, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	9.35%	08/2023	11/2028	$20,312	$20,229	$20,312
	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	9.35%	08/2023	11/2028	3,817	3,817	3,817
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	9.60%	03/2024	11/2028	1,392	1,386	1,392
								25,521	25,432	25,521	3.79%
Bullhorn, Inc.
Software	First Lien(8)	SOFR(M)	+	5.00%	9.85%	05/2024	10/2029	13,855	13,838	13,855
	First Lien(8)	SOFR(M)	+	5.00%	9.85%	05/2024	10/2029	7,129	7,116	7,129
	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.85%	05/2024	10/2029	2,863	2,860	2,863
	First Lien(8)	SOFR(M)	+	5.00%	9.85%	05/2024	10/2029	641	641	641
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	10.02%	05/2024	10/2029	351	347	351
	First Lien(8)	SOFR(M)	+	5.00%	9.85%	05/2024	10/2029	287	287	287
	First Lien(8)	SOFR(M)	+	5.00%	9.85%	05/2024	10/2029	229	229	229
								25,355	25,318	25,355	3.77%
OA Buyer, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.85%	06/2024	12/2028	24,953	24,894	24,953	3.71%
USRP Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.85%	10/2023	12/2029	11,999	11,999	11,999
	First Lien(2)(6)(8)	SOFR(M)	+	5.00%	9.85%	10/2023	12/2029	10,856	10,832	10,856
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.85%	07/2023	12/2029	1,168	1,151	1,168
								24,023	23,982	24,023	3.57%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(4)(8)	SOFR(M)	+	5.25%	10.10%	09/2024	05/2029	19,142	19,142	19,142
	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	10.60%	10/2023	05/2029	4,615	4,575	4,615
								23,757	23,717	23,757	3.53%
Recorded Future, Inc.
Software	First Lien(4)(7)	SOFR(M)	+	5.75%	10.60%	06/2024	06/2030	22,409	22,300	22,409
	First Lien(9) - Drawn	SOFR(Q)	+	5.75%	10.88%	06/2024	06/2030	1,267	1,261	1,267
								23,676	23,561	23,676	3.52%
Superman Holdings, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	9.56%	08/2024	08/2031	21,607	21,554	21,554	3.20%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.35%	08/2024	08/2031	21,557	21,450	21,449	3.19%
iCIMS, Inc.
Software	First Lien(8)	SOFR(M)	+	5.75%	10.67%	08/2022	08/2028	11,305	11,273	11,220
	First Lien(2)(8)	SOFR(M)	+	5.75%	10.67%	08/2022	08/2028	9,587	9,534	9,515
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.75%	10.62%	08/2022	08/2028	487	491	484
								21,379	21,298	21,219	3.15%
Nielsen Consumer Inc.**
Business Services	First Lien(2)(6)	SOFR(M)	+	4.75%	9.60%	06/2024	03/2028	21,208	20,168	21,173	3.15%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Geo Parent Corporation
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	10.60%	04/2023	12/2028	$17,672	$17,446	$17,672
	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	10.60%	04/2023	12/2028	3,291	3,291	3,291
								20,963	20,737	20,963	3.11%
Vessco Midco Holdings, LLC
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	10.10%	07/2024	07/2031	19,463	19,368	19,366
	First Lien(8)(9) - Drawn	SOFR(S)	+	5.25%	9.54%	07/2024	07/2031	952	947	947
								20,415	20,315	20,313	3.02%
Knockout Intermediate Holdings I Inc. (11)
Kaseya Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	10.75%	11/2023	06/2029	11,305	11,214	11,305
	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	10.75%	06/2022	06/2029	7,945	7,903	7,945
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	10.78%	06/2022	06/2029	641	631	641
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	10.10%	06/2022	06/2029	290	289	290
	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	10.75%	06/2022	06/2029	71	71	71
								20,252	20,108	20,252	3.01%
Syndigo LLC
Software	First Lien(2)(6)	SOFR(M)	+	4.50%	9.46%	08/2023	12/2027	17,045	16,228	17,024
	Second Lien(2)(6)(8)	SOFR(M)	+	8.00%	13.03%	10/2022	12/2028	2,805	2,406	2,805
								19,850	18,634	19,829	2.94%
Houghton Mifflin Harcourt Company
Education	First Lien(4)(7)	SOFR(M)	+	5.25%	10.20%	12/2023	04/2029	11,585	11,392	11,299
	First Lien(2)(6)	SOFR(M)	+	5.25%	10.20%	09/2023	04/2029	8,745	8,302	8,529
								20,330	19,694	19,828	2.94%
Brave Parent Holdings, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	10.25%	11/2023	11/2030	10,653	10,604	10,653
	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	10.25%	11/2023	11/2030	7,847	7,847	7,847
	First Lien(4)(7)(8)(9) - Drawn	SOFR(Q)	+	5.00%	10.25%	11/2023	11/2030	1,219	1,215	1,219
								19,719	19,666	19,719	2.93%
CentralSquare Technologies, LLC
Software	First Lien(4)(7)(8)	SOFR(M)*	+	3.00% +3.50%/PIK	11.60%	04/2024	04/2030	19,700	19,473	19,700	2.93%
Coupa Holdings, LLC
Software	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	10.75%	02/2023	02/2030	19,634	19,430	19,634	2.92%
Asurion, LLC
Business Services	First Lien(2)	SOFR(M)	+	4.25%	9.10%	09/2024	09/2030	20,000	19,600	19,600	2.91%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(M)	+	6.00%	10.85%	10/2023	11/2030	18,582	18,412	18,582	2.76%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

YLG Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	10.25%	06/2024	10/2026	$9,271	$9,271	$9,271
	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	10.26%	06/2024	10/2026	3,883	3,883	3,883
	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	10.20%	06/2024	10/2026	2,804	2,804	2,804
	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	10.25%	06/2024	10/2026	1,460	1,460	1,460
	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	10.25%	06/2024	10/2026	934	934	934
								18,352	18,352	18,352	2.73%
Virtusa Corporation
Business Services	Subordinated	FIXED(S)	+	7.13%	7.13%	07/2022	12/2028	19,295	16,147	18,285	2.72%
Enverus Holdings, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.50%	10.35%	12/2023	12/2029	17,672	17,552	17,672
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.50%	10.35%	12/2023	12/2029	86	87	86
								17,758	17,639	17,758	2.64%
Eclipse Topco, Inc. (13)
Eclipse Buyer, Inc.
Software	First Lien(4)(7)	SOFR(Q)	+	4.75%	9.74%	09/2024	09/2031	17,280	17,195	17,195	2.55%
Oranje Holdco, Inc.
Education	First Lien(2)(6)(8)	SOFR(Q)	+	7.50%	12.75%	02/2023	02/2029	11,667	11,553	11,667
	First Lien(8)	SOFR(Q)	+	7.25%	12.50%	06/2024	02/2029	5,454	5,402	5,454
								17,121	16,955	17,121	2.54%
Accession Risk Management Group, Inc.
Business Services	First Lien(4)(8)	SOFR(Q)	+	4.75%	9.79%	09/2024	11/2029	7,769	7,788	7,769
	First Lien(2)(6)(8)	SOFR(M)	+	4.75%	9.69%	09/2024	11/2029	4,987	4,994	4,987
	First Lien(8)	SOFR(Q)	+	4.75%	9.79%	08/2023	11/2029	2,157	2,157	2,157
	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.79%	08/2023	11/2029	1,969	1,969	1,969
								16,882	16,908	16,882	2.51%
Relativity ODA LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	9.46%	01/2024	05/2029	15,655	15,616	15,591	2.32%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(S)	+	4.75%	10.03%	05/2024	12/2028	11,744	11,688	11,744
	First Lien(4)(7)(8)	SOFR(S)	+	4.75%	10.03%	05/2024	12/2028	3,062	3,047	3,062
								14,806	14,735	14,806	2.20%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	10.13%	08/2024	08/2031	14,312	14,171	14,169	2.10%
GraphPAD Software, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.35%	06/2024	06/2031	12,863	12,831	12,830
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.35%	06/2024	06/2031	322	314	321
								13,185	13,145	13,151	1.95%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

DOXA Insurance Holdings LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	10.06%	12/2023	12/2030	$7,151	$7,085	$7,151
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	10.34%	12/2023	12/2030	5,910	5,856	5,910
								13,061	12,941	13,061	1.94%
More cowbell II LLC
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.00%	8.89%	08/2023	09/2030	12,120	12,039	12,120
	First Lien(8)(9) - Drawn	SOFR(A)	+	5.00%	9.68%	08/2023	09/2029	718	715	718
								12,838	12,754	12,838	1.91%
Diligent Corporation
Software	First Lien(4)(7)(8)	SOFR(S)	+	5.00%	10.09%	04/2024	08/2030	10,981	10,941	10,940
	First Lien(8)	SOFR(S)	+	5.00%	10.09%	04/2024	08/2030	1,882	1,876	1,875
								12,863	12,817	12,815	1.90%
Xactly Corporation
Software	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	11.41%	02/2023	07/2027	12,802	12,780	12,802	1.90%
CommerceHub, Inc.
Software	First Lien(2)(6)(8)	SOFR(M)	+	6.25%	11.35%	06/2023	12/2027	12,739	12,214	12,739	1.89%
Ciklum Inc.**
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	6.50%	11.85%	02/2024	02/2030	12,330	12,189	12,330	1.83%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.25%	10.10%	09/2022	10/2029	9,987	9,872	9,987
	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	10.10%	09/2022	10/2029	1,052	1,031	1,052
								11,039	10,903	11,039	1.64%
Avalara, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	6.25%	10.85%	10/2022	10/2028	7,955	7,880	7,955
	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.85%	01/2024	10/2028	3,030	3,030	3,030
								10,985	10,910	10,985	1.63%
RealPage, Inc.
Software	Second Lien(4)(7)	SOFR(M)	+	6.50%	11.46%	03/2024	04/2029	11,176	11,123	10,777	1.60%
AAH Topco, LLC
Consumer Services	First Lien(8)(9) - Drawn	SOFR(M)	+	5.25%	10.22%	11/2023	12/2027	9,805	9,727	9,805	1.46%
Pushpay USA Inc.**
Software	First Lien(4)(7)	SOFR(Q)	+	4.50%	9.10%	08/2024	08/2031	9,677	9,582	9,689	1.44%
Allworth Financial Group, L.P.
Financial Services	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.85%	10/2023	12/2027	9,546	9,459	9,546	1.42%
Planview Parent, Inc.
Software	Second Lien(4)(7)(8)	SOFR(Q)	+	6.00%	10.60%	06/2024	12/2028	9,231	9,209	9,208	1.37%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

GS Acquisitionco, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.25%	9.85%	03/2024	05/2028	$6,462	$6,448	$6,462
	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.85%	03/2024	05/2028	2,332	2,338	2,332
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.85%	03/2024	05/2028	313	313	313
								9,107	9,099	9,107	1.35%
Disco Parent, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	7.50%	12.56%	03/2023	03/2029	8,900	8,810	8,900	1.32%
Icefall Parent, Inc.
Software	First Lien(8)	SOFR(M)	+	6.50%	11.35%	01/2024	01/2030	8,696	8,616	8,696	1.29%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(S)	+	5.75%	10.83%	09/2024	12/2027	3,895	3,856	3,895
	First Lien(2)(6)(8)	SOFR(Q)	+	6.00%	10.75%	07/2022	12/2027	4,740	4,708	4,740
								8,635	8,564	8,635	1.28%
Park Place Technologies, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.85%	07/2024	03/2031	7,673	7,654	7,654
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.25%	10.23%	07/2024	03/2030	144	142	144
								7,817	7,796	7,798	1.16%
ComPsych Investments Corp.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	10.03%	07/2024	07/2031	7,764	7,744	7,744	1.15%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.85%	05/2024	06/2031	7,288	7,235	7,234
	First Lien(8)	SOFR(M)	+	5.00%	9.85%	05/2024	06/2031	313	311	311
								7,601	7,546	7,545	1.12%
Cloudera, Inc.
Software	Second Lien(2)(6)	SOFR(M)	+	6.00%	10.95%	10/2022	10/2029	7,900	6,776	7,466	1.11%
Foundational Education Group, Inc.
Education	Second Lien(2)(6)(8)	SOFR(Q)	+	6.50%	12.01%	05/2022	08/2029	7,333	6,438	7,333	1.09%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.85%	08/2024	08/2031	6,516	6,484	6,484
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.85%	08/2024	08/2031	543	538	540
								7,059	7,022	7,024	1.04%
PDI TA Holdings, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	10.46%	01/2024	02/2031	6,073	6,045	6,073
	First Lien(8)	SOFR(Q)	+	5.25%	10.46%	01/2024	02/2031	727	724	727
								6,800	6,769	6,800	1.01%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)(6)	SOFR(Q)	+	8.25%	13.46%	02/2024	09/2026	6,763	6,763	6,763	1.00%
Bluefin Holding, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	7.25%	12.20%	09/2023	09/2029	6,351	6,282	6,351	0.94%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Panzura Holdings, LLC (12)
Panzura, LLC
Software	First Lien(8)	FIXED(Q)*	+	4.00% +15.00%/PIK	19.00%	08/2023	08/2027	$7,044	$6,567	$6,340	0.94%
Anaplan, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.25%	9.85%	01/2024	06/2029	3,333	3,333	3,333
	First Lien(2)(8)	SOFR(Q)	+	5.25%	9.85%	06/2022	06/2029	3,000	2,978	3,000
								6,333	6,311	6,333	0.94%
Greenway Health, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(S)	+	6.75%	12.01%	12/2023	04/2029	6,317	6,234	6,317	0.94%
Zest Acquisition Corp.
Healthcare	First Lien(2)(6)	SOFR(Q)	+	5.25%	10.67%	04/2023	02/2028	6,152	6,013	6,188	0.92%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(8)	SOFR(Q)	+	7.50%	12.20%	07/2022	07/2029	3,096	3,067	3,096
	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	10.70%	07/2022	07/2028	2,701	2,683	2,701
								5,797	5,750	5,797	0.86%
Project Accelerate Parent, LLC
Software	First Lien(4)(7)(8)	SOFR(S)	+	5.25%	10.54%	02/2024	02/2031	5,627	5,601	5,627	0.84%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	10.10%	11/2022	04/2029	5,450	5,387	5,450
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	10.10%	11/2022	04/2029	83	84	83
								5,533	5,471	5,533	0.82%
RxB Holdings, Inc.
Healthcare	First Lien(2)(6)(8)	SOFR(M)	+	5.25%	10.10%	06/2023	12/2027	5,202	5,103	5,202	0.77%
IMO Investor Holdings, Inc.
Healthcare	First Lien(2)(8)	SOFR(S)	+	5.50%	9.86%	05/2022	05/2029	4,512	4,480	4,512
	First Lien(8)	SOFR(S)	+	5.50%	10.09%	05/2022	05/2029	577	575	577
								5,089	5,055	5,089	0.76%
Healthspan Buyer, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(M)	+	5.50%	10.35%	10/2023	10/2030	5,082	5,036	5,082	0.75%
Smile Doctors LLC
Healthcare	First Lien(2)(6)(8)	SOFR(S)	+	5.90%	10.81%	05/2022	12/2028	3,805	3,785	3,736
	First Lien(2)(6)(8)	SOFR(S)	+	5.90%	10.81%	05/2022	12/2028	1,120	1,105	1,100
	First Lien(8)(9) - Drawn	SOFR(S)	+	5.90%	10.81%	06/2023	12/2028	217	215	213
								5,142	5,105	5,049	0.75%
LSCS Holdings, Inc.
Healthcare	First Lien(4)	SOFR(M)	+	4.50%	9.46%	09/2024	12/2028	4,987	4,987	4,978	0.74%
Bracket Intermediate Holding Corp.
Healthcare	First Lien(2)(6)	SOFR(Q)	+	5.00%	9.70%	05/2023	05/2028	4,911	4,797	4,939	0.73%
Michael Baker International, LLC
Business Services	First Lien(4)(7)	SOFR(M)	+	4.75%	9.60%	05/2024	12/2028	4,904	4,881	4,935	0.73%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Adelaide Borrower, LLC**
Software	First Lien(8)	SOFR(Q)*	+	3.38% +3.38%/PIK	11.35%	05/2024	05/2030	$4,698	$4,654	$4,698	0.70%
MRI Software LLC
Software	First Lien(8)	SOFR(Q)	+	4.75%	9.35%	12/2023	02/2027	3,381	3,366	3,381
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.35%	08/2024	02/2027	863	858	863
								4,244	4,224	4,244	0.63%
LogRhythm, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	7.50%	12.10%	07/2024	07/2029	4,196	4,136	4,196	0.62%
PDQ.com Corporation
Software	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	10.05%	10/2023	08/2027	3,937	3,906	3,937	0.58%
Foreside Financial Group, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	10.01%	05/2022	09/2027	3,550	3,530	3,550
	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	10.01%	05/2022	09/2027	268	268	268
	First Lien(8)	SOFR(Q)	+	5.25%	10.01%	05/2022	09/2027	48	46	48
								3,866	3,844	3,866	0.57%
WatchGuard Technologies, Inc.
Software	First Lien(2)(6)	SOFR(M)	+	5.25%	10.10%	08/2022	07/2029	3,712	3,622	3,682	0.55%
Businessolver.com, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	10.20%	10/2023	12/2027	3,466	3,466	3,466
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	10.20%	10/2023	12/2027	149	149	149
								3,615	3,615	3,615	0.54%
Project Power Buyer, LLC
Software	First Lien(2)(6)	SOFR(Q)	+	6.75%	11.35%	01/2023	05/2026	3,526	3,497	3,526	0.52%
KENE Acquisition, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	10.10%	02/2024	02/2031	3,518	3,485	3,518	0.52%
Next Holdco, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	6.00%	0.1106	11/2023	11/2030	3,503	3,478	3,503	0.52%
CB Buyer, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.85%	07/2024	07/2031	3,317	3,300	3,300	0.49%
DOCS, MSO, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	11.05%	06/2022	06/2028	2,966	2,966	2,950	0.44%
Barracuda Parent, LLC
Software	First Lien(2)(6)	SOFR(S)	+	4.50%	9.81%	05/2022	08/2029	2,948	2,915	2,874	0.43%
Galway Borrower LLC
Business Services	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	9.10%	04/2024	09/2028	1,674	1,648	1,657
	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	9.10%	04/2024	09/2028	1,095	1,086	1,084
								2,769	2,734	2,741	0.41%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Zone Climate Services, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.75%	11.44%	10/2023	03/2028	$2,452	$2,442	$2,440
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	10.94%	11/2023	03/2028	178	177	174
								2,630	2,619	2,614	0.39%
KENG Acquisition, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.00%	9.85%	08/2023	08/2029	1,843	1,823	1,843
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.85%	08/2023	08/2029	627	621	627
								2,470	2,444	2,470	0.37%
OB Hospitalist Group, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	10.10%	07/2024	09/2027	2,344	2,316	2,344	0.35%
KWOR Acquisition, Inc.
Business Services	First Lien(2)(6)(8)	P(Q)	+	4.25%	12.25%	06/2022	12/2028	1,906	1,893	1,586
	First Lien(8)	SOFR(Q)	+	4.25%	12.25%	06/2022	12/2028	555	554	463
								2,461	2,447	2,049	0.30%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(7)(8)(9) - Drawn	SOFR(S)	+	5.25%	10.45%	06/2023	06/2028	1,940	1,925	1,940	0.29%
IG Investments Holdings, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	6.00%	11.35%	03/2024	09/2028	1,686	1,686	1,686
	First Lien(4)(7)(8)	SOFR(Q)	+	6.00%	11.35%	03/2024	09/2028	222	222	222
								1,908	1,908	1,908	0.28%
KPSKY Acquisition Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	10.74%	06/2022	10/2028	1,750	1,738	1,685
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	10.91%	11/2023	10/2028	19	19	18
								1,769	1,757	1,703	0.25%
GC Waves Holdings, Inc.
Financial Services	First Lien(9) - Drawn	SOFR(M)	+	6.00%	10.95%	07/2023	08/2029	1,602	1,602	1,618	0.24%
Fortis Solutions Group, LLC
Packaging	First Lien(8)	SOFR(Q)	+	5.50%	10.20%	06/2022	10/2028	1,060	1,059	1,060
	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	10.20%	06/2022	10/2028	378	378	378
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	10.20%	06/2022	10/2028	139	134	139
								1,577	1,571	1,577	0.23%
Safety Borrower Holdings LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	10.21%	03/2024	09/2027	1,527	1,527	1,527	0.22%
Calabrio, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	10.56%	01/2024	04/2027	842	835	842	0.13%
Sun Acquirer Corp.
Consumer Services	First Lien(8)(9) - Drawn	SOFR(M)	+	5.75%	10.71%	06/2022	09/2028	838	835	838	0.12%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Beacon Pointe Harmony, LLC
Financial Services	First Lien(8)(9) - Drawn	SOFR(S)	+	4.75%	9.04%	06/2024	12/2028	$186	$185	$186	0.02%
Daxko Acquisition Corporation
Software	First Lien(8)(9) - Drawn	P(Q)	+	4.00%	12.00%	07/2024	10/2027	30	27	30	—%
Total Funded Debt Investments - United States								$1,230,915	$1,211,350	$1,223,852	181.74%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	10.28%	12/2022	12/2029	$3,454	$3,412	$3,454
	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	10.28%	12/2023	12/2029	1345	1,333	1,345
								4,799	4,745	4,799	0.71%
Total Funded Debt Investments - Australia								$4,799	$4,745	$4,799	0.71%
Total Funded Debt Investments								$1,235,714	$1,216,095	$1,228,651	182.45%
Equity - United States
Portage Point Partners, LP
Business Services	Preferred shares (5)	FIXED(S)*	+	14.00%/PIK	14.00%	09/2024	—	7,740	$7,663	$7,663
	Ordinary Shares (5)	—		—	—	09/2024	—	667	2,415	2,415
								8,407	10,078	10,078	1.50%
Eclipse Topco, Inc. (13)
Software	Preferred shares	FIXED(S)*	+	12.50%/PIK	12.50%	09/2024	—	4,607	4,560	4,560	0.68%
Knockout Intermediate Holdings I Inc. (11)
Software	Preferred shares (8)	SOFR(S)*	+	10.75%/PIK	16.01%	06/2022	—	789	1,003	1,013	0.15%
Panzura Holdings, LLC (12)
Software	Ordinary Shares (3)(8)	—		—	—	09/2023	—	88,767	480	436	0.06%
Total Shares - United States									$16,121	$16,087	2.39%
Total Shares									$16,121	$16,087	2.39%
Total Funded Investments									$1,232,216	$1,244,738	184.84%
Unfunded Debt Investments - United States
GC Waves Holdings, Inc.
Financial Services	First Lien(9) - Undrawn	—		—	—	07/2023	12/2024	$3,387	$—	$34	0.01%
Project Accelerate Parent, LLC
Software	First Lien(8)(9) - Undrawn	—		—	—	02/2024	02/2031	806	(4)	—	—%
Eclipse Topco, Inc. (13)
Eclipse Buyer, Inc.
Software	First Lien(9) - Undrawn	—		—	—	09/2024	09/2026	2,929	—	—	—%
AAH Topco, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—		—	—	11/2023	11/2025	13,312	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Allworth Financial Group, L.P.
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	10/2023	10/2025	$3,136	$—	$—	—%
Avalara, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2022	10/2028	1,098	(7)	—	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	06/2024	12/2025	6,968	—	—	—%
Bluefin Holding, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	09/2023	09/2029	626	(6)	—	—%
Brave Parent Holdings, Inc.
Software	First Lien(4)(7)(8)(9) - Undrawn	—	—	—	11/2023	05/2025	887	—	—
	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2030	1,056	(3)	—
							1,943	(3)	—	—%
Bullhorn, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	1,556	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	10/2029	1,220	(2)	—
							2,776	(2)	—	—%
Businessolver.com, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2023	12/2024	473	—	—	—%
Ciklum Inc.**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2024	08/2025	15,496	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2030	3,873	(43)	—
							19,369	(43)	—	—%
ComPsych Investments Corp.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2027	2,222	—	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	09/2022	05/2026	2,059	—	—
	First Lien(8)(9) - Undrawn	—	—	—	09/2022	10/2029	1,480	(16)	—
							3,539	(16)	—	—%
Coupa Holdings, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	02/2023	08/2025	1,757	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2023	02/2029	1,346	(12)	—
							3,103	(12)	—	—%
Daxko Acquisition Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	2,415	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	10/2027	453	—	—
							2,868	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

DOXA Insurance Holdings LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2025	$890	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	3,046	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2029	1,539	(14)	—
							5,475	(14)	—	—%
Enverus Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2025	888	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2029	1,265	(9)	—
							2,153	(9)	—	—%
Disco Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2023	03/2029	890	(8)	—	—%
Al Altius US Bidco, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	3,077	—	—	—%
Adelaide Borrower, LLC**
Software	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	1,048	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2030	667	(6)	—
							1,715	(6)	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2023	08/2025	776	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	394	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2023	08/2029	506	(5)	—
							1,676	(5)	—	—%
Icefall Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2024	01/2030	828	(7)	—	—%
KENE Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2026	1,561	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2031	468	(4)	—
							2,029	(4)	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	3,474	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2022	11/2024	202	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2022	09/2027	222	(1)	—
							3,898	(1)	—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2025	4,385	—	—	—%
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	6,602	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

IMO Investor Holdings, Inc.
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	05/2022	05/2028	$548	$(3)	$—	—%
GS Acquisitionco, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	3,192	—	—
	First Lien(8)(9) - Undrawn	—	—	—	03/2024	05/2028	2,104	(5)	—
							5,296	(5)	—	—%
Knockout Intermediate Holdings I Inc. (11)
Kaseya Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2025	2,446	—	—
	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2029	861	(6)	—
							3,307	(6)	—	—%
Oranje Holdco, Inc.
Education	First Lien(8)(9) - Undrawn	—	—	—	02/2023	02/2029	1,458	(13)	—	—%
LogRhythm, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2029	420	(6)	—	—%
MRI Software LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	2,644	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2023	02/2027	988	(4)	—
							3,632	(4)	—	—%
Next Holdco, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2025	903	—	—
	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2029	339	(2)	—
							1,242	(2)	—	—%
OEConnection LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2026	4,488	—	—
	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2031	2,805	(13)	—
							7,293	(13)	—	—%
PDI TA Holdings, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2024	02/2026	1,578	—	—
	First Lien(8)(9) - Undrawn	—	—	—	01/2024	02/2031	684	(3)	—
							2,262	(3)	—	—%
PDQ.com Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2023	10/2025	2,585	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	08/2027	1,426	(11)	—
							4,011	(11)	—	—%
PetVet Care Centers, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	10/2023	11/2025	2,442	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	11/2029	2,442	(21)	—
							4,884	(21)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Radwell Parent, LLC
Distribution & Logistics	First Lien(8)(9) - Undrawn	—	—	—	11/2022	04/2029	$333	$(5)	$—	—%
Recorded Future, Inc.
Software	First Lien(9) - Undrawn	—	—	—	06/2024	06/2030	2,436	(12)	—
	First Lien(9) - Undrawn	—	—	—	06/2024	06/2026	3,930	(20)	—
							6,366	(32)	—	—%
Accession Risk Management Group, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2023	02/2025	347	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	4,217	(10)	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	11/2029	469	(1)	—
							5,033	(11)	—	—%
Riskonnect Parent, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	6,349	—	—	—%
More cowbell II LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2023	09/2025	1,330	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2023	09/2029	1,011	(8)	—
							2,341	(8)	—	—%
Sun Acquirer Corp.
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2025	4,158	—	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	10/2023	10/2030	1,229	(11)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(7)(8)(9) - Undrawn	—	—	—	06/2023	12/2024	1,111	—	—	—%
CentralSquare Technologies, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2030	2,205	(25)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2023	07/2025	1,150	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	5,963	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	12/2029	1,358	(4)	—
							8,471	(4)	—	—%
Project Power Buyer, LLC
Software	First Lien(9) - Undrawn	—	—	—	01/2023	05/2025	184	(1)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	08/2022	08/2029	426	(3)	—
	First Lien(8)(9) - Undrawn	—	—	—	09/2023	09/2025	6,406	—	—
							6,832	(3)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2026	$4,679	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	02/2024	10/2027	375	(2)	—
							5,054	(2)	—	—%
Xactly Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2027	538	—	—	—%
YLG Holdings, Inc.
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	10/2026	1,623	—	—	—%
Galway Borrower LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	04/2024	10/2025	136	—	(1)	(0.00)%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	07/2028	2,127	(1)	(1)
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	07/2028	1,705	(1)	(1)
							3,832	(2)	(2)	(0.00)%
CB Buyer, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	934	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2031	364	(2)	(2)
							1,298	(2)	(2)	(0.00)%
DOCS, MSO, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2028	282	—	(2)	(0.00)%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	1,629	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	543	—	(3)
							2,172	—	(3)	(0.00)%
Park Place Technologies, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2024	03/2030	757	—	(2)
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	09/2025	1,201	(3)	(3)
							1,958	(3)	(5)	(0.00)%
Relativity ODA LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2024	05/2029	1,401	(3)	(6)	(0.00)%
Smile Doctors LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2023	03/2025	352	—	(6)	(0.00)%
Superman Holdings, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	7,034	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	3,115	(8)	(8)
							10,149	(8)	(8)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

iCIMS, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2022	08/2028	$3,460	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	08/2022	08/2028	1,137	(10)	(9)
							4,597	(10)	(9)	(0.00)%
GraphPAD Software, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2031	1,206	(3)	(3)
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2026	2,894	—	(7)
							4,100	(3)	(10)	(0.00)%
Diligent Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	08/2030	1,255	(4)	(5)
	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2026	1,882	(7)	(7)
							3,137	(11)	(12)	(0.00)%
Zone Climate Services, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2023	03/2028	267	(3)	(5)
	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2025	2,222	—	(11)
							2,489	(3)	(16)	(0.00)%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	06/2026	1,144	—	(9)
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	06/2030	1,603	(11)	(12)
							2,747	(11)	(21)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	842	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2030	1,684	(17)	(17)
							2,526	(17)	(17)	(0.00)%
NC Topco, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	8,738	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	09/2031	3,495	(17)	(17)
							12,233	(17)	(17)	(0.00)%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	12,675	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	4,727	(23)	(24)
							17,402	(23)	(24)	(0.00)%
Vessco Midco Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2031	2,163	(11)	(11)
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	5,536	—	(28)
							7,699	(11)	(39)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

KPSKY Acquisition Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2025	$1,568	$—	$(47)	(0.01)%
Model N, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2026	6,549	—	(33)
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2031	3,493	(17)	(17)
							10,042	(17)	(50)	(0.02)%
Total Unfunded Debt Investments - United States							$277,583	$(477)	$(263)	(0.04)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2022	12/2028	$320	$(3)	$—	—%
Total Unfunded Debt Investments - Australia							$320	$(3)	$—	—%
Total Unfunded Debt Investments							$277,903	$(480)	$(263)	(0.04)%
Total Non-Controlled/Non-Affiliated Investments								$1,231,736	$1,244,475	184.80%
Total Investments								$1,231,736	$1,244,475	184.80%

(1)New Mountain Guardian IV BDC, L.L.C. (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)Investment is held by New Mountain Guardian IV SPV, L.L.C.
(3)Investment is held by New Mountain Guardian IV Panzura, Inc.
(4)Investment is held by New Mountain Guardian IV Holdings, L.L.C.
(5)Investment is held by New Mountain Guardian IV PPP, Inc.
(6)Investment is pledged as collateral for the UBS Credit Facility (as defined below), a revolving credit facility among the Company as collateral manager, equity holder and seller, New Mountain Guardian IV SPV, L.L.C. as the borrower, UBS AG London Branch as the administrative agent, U.S. Bank Trust Company, National Association, as the collateral agent, and U.S. Bank National Association as the document custodian. See Note 6. Borrowings, for details.
(7)Investment is pledged as collateral for the Wells Credit Facility (as defined below), a revolving credit facility among the Company as collateral manager, equity holder and seller, New Mountain Guardian IV Holdings, L.L.C. as the borrower, Wells Fargo Bank, National Association as the swingline lender and administrative agent, Western Alliance Trust Company, N.A. as the collateral custodian. See Note 6. Borrowings, for details.
(8)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(9)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(10)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of September 30, 2024.
(11)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Kaseya, Inc., a wholly-owned subsidiary of Knockout Intermediate Holdings I, Inc.
(12)The Company holds investments in Panzura Holdings, LLC and a wholly-owned subsidiary of Panzura Holdings, LLC. The Company holds a first lien term loan in Panzura, LLC, and common equity in Panzura Holdings, LLC.
(13)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc.
*    All or a portion of interest contains payment in kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2024, 3.63% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2024
(unaudited)

September 30, 2024
Investment Type	Percent of Total Investments at Fair Value
First lien	93.18%
Second lien	3.02%
Subordinated	2.51%
Equity and other	1.29%
Total investments	100.00%

September 30, 2024
Industry Type	Percent of Total Investments at Fair Value
Software	41.98%
Business Services	30.96%
Healthcare	7.75%
Financial Services	6.67%
Consumer Services	5.27%
Education	3.56%
Food & Beverage	3.24%
Distribution & Logistics	0.44%
Packaging	0.13%
Total investments	100.00%

September 30, 2024
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	96.02%
Fixed rates	3.98%
Total investments	100.00%
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
September 30, 2024
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
New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C., is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $55.0 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
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
The Company established New Mountain Guardian IV SPV, L.L.C. (“GIV SPV”) on July 26, 2022 as a wholly-owned direct subsidiary, whose assets are used to secure GIV SPV's credit facility. The Company established New Mountain Guardian IV Holdings, L.L.C. ("GIV Holdings"), formerly known as New Mountain Guardian IV Issuer SPV, L.L.C., on October 28, 2022 as a wholly-owned direct subsidiary, whose assets are used to secure GIV Holdings' credit facility. The Company established New Mountain Guardian IV Panzura, Inc. ("GIV Panzura") and New Mountain Guardian IV PPP, Inc. ("GIV PPP") as wholly-owned direct subsidiaries, which are treated as corporations for U.S. federal income tax purposes and are intended to facilitate the Company's compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in certain of the Company's portfolio companies that are organized as a limited liability company or other form of pass-through entity. The Company consolidates GIV Panzura and GIV PPP for accounting purposes, but the corporations are not consolidated for U.S. federal income tax purposes, and may incur U.S. federal income tax expense as a result of their ownership of the portfolio companies.
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
As of September 30, 2024, the Company's top five industry concentrations were software, business services, healthcare, financial services and consumer services.
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946"). The Company consolidates its wholly-owned direct subsidiaries GIV SPV, GIV Holdings, GIV Panzura and GIV PPP.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2024 and December 31, 2023.
Contributions Receivable—Contributions receivable represent contributions called from investors that were due prior to September 30, 2024, but not received. These contributions were received in October 2024.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2024, the Company recognized PIK dividends from investments of $84 and $159, respectively, and PIK interest from investments of $1,233 and $3,595, respectively. For the three and nine months ended September 30, 2023, the Company recognized PIK dividends from investments of $26 and $75, respectively, and PIK interest from investments of $668 and $967, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2024 and December 31, 2023, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, revolver fees, amendment fees, upfront fees, consent fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
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
For both the three and nine months ended September 30, 2024, the Company recognized a total income tax provision of approximately $1 for the Company's consolidated subsidiaries.
As of September 30, 2024 and December 31, 2023, the Company had $1 and $0, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for the U.S. federal income tax purposes as compared to GAAP.
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

Note 3. Investments
At September 30, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,150,701	$1,159,577
Second lien	35,952	37,589
Subordinated	28,962	31,222
Equity and other	16,121	16,087
Total investments	$1,231,736	$1,244,475
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$518,914	$522,416
Business Services	381,300	385,317
Healthcare	95,873	96,490
Financial Services	82,832	83,014
Consumer Services	65,139	65,565
Education	43,074	44,282
Food & Beverage	37,567	40,281
Distribution & Logistics	5,466	5,533
Packaging	1,571	1,577
Total investments	$1,231,736	$1,244,475
At December 31, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$532,881	$541,000
Second lien	14,115	16,288
Subordinated	20,895	21,812
Equity and other	1,356	1,366
Total investments	$569,247	$580,466

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$209,656	$212,035
Software	197,095	201,391
Healthcare	48,501	48,824
Education	31,499	32,917
Consumer Services	29,992	30,171
Food & Beverage	22,885	25,436
Financial Services	23,573	23,604
Distribution & Logistics	5,499	5,575
Packaging	547	513
Total investments	$569,247	$580,466
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of September 30, 2024:

	Total	Level I	Level II	Level III
First lien	$1,159,577	$—	$95,310	$1,064,267
Second lien	37,589	—	18,243	19,346
Subordinated	31,222	—	18,285	12,937
Equity and other	16,087	—	—	16,087
Total investments	$1,244,475	$—	$131,838	$1,112,637
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2023:

	Total	Level I	Level II	Level III
First lien	$541,000	$—	$81,949	$459,051
Second lien	16,288	—	7,610	8,678
Subordinated	21,812	—	15,202	6,610
Equity and other	1,366	—	—	1,366
Total investments	$580,466	$—	$104,761	$475,705

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, June 30, 2024	$858,720	$826,750	$18,016	$12,587	$1,367
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation) of investments	74	(42)	60	49	7
Purchases, including capitalized PIK and revolver fundings	320,404	304,067	1,270	354	14,713
Proceeds from sales and paydowns of investments	(40,465)	(40,412)	—	(53)	—
Transfers out of Level III(1)	(26,096)	(26,096)	—	—	—
Fair Value, September 30, 2024	$1,112,637	$1,064,267	$19,346	$12,937	$16,087
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$74	$(42)	$60	$49	$7

(1)     As of September 30, 2024, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, June 30, 2023	$196,233	$173,615	$15,350	$6,382	$886
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation) of investments	4,501	4,031	419	51	—
Purchases, including capitalized PIK and revolver fundings	99,335	98,855	—	—	480
Proceeds from paydowns of investments	(567)	(567)	—	—	—
Transfers into Level III(1)	9,475	9,475	—	—	—
Transfers out of Level III(1)	(9,112)	(1,923)	(7,189)	—	—
Fair Value, September 30, 2023	$299,865	$283,486	$8,580	$6,433	$1,366
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$4,501	$4,031	$419	$51	$—

(1)     As of September 30, 2023, portfolio investments were transferred into Level III from Level II and out of level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2023	$475,705	$459,051	$8,678	$6,610	$1,366
Total gains or losses included in earnings:
Net realized (losses) gains on investments	14	14	—	—	—
Net change in unrealized appreciation (depreciation) of investments	3,136	2,889	190	101	(44)
Purchases, including capitalized PIK and revolver fundings	753,056	721,534	10,478	6,279	14,765
Proceeds from sales and paydowns of investments	(120,826)	(120,773)	—	(53)	—
Transfers into Level III(1)	18,729	18,729	—	—	—
Transfers out of Level III(1)	(17,177)	(17,177)	—	—	—
Fair Value, September 30, 2024	$1,112,637	$1,064,267	$19,346	$12,937	$16,087
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$2,995	$2,748	$190	$101	$(44)

(1)     As of September 30, 2024, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2022	$104,427	$93,348	$7,239	$3,077	$763
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation) of investments	7,337	6,697	541	73	26
Purchases, including capitalized PIK and revolver fundings	192,083	187,423	800	3,283	577
Proceeds from paydowns of investments	(2,135)	(2,135)	—	—	—
Transfers out of Level III(1)	(1,847)	(1,847)	—	—	—
Fair Value, September 30, 2023	$299,865	$283,486	$8,580	$6,433	$1,366
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$7,337	$6,697	$541	$73	$26

(1)     As of September 30, 2023, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three and nine months ended September 30, 2024 and September 30, 2023. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2024 and December 31, 2023, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2024 and December 31, 2023, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2024 were as follows:

				Range
Type	Fair Value as of September 30, 2024	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$951,574	Market & income approach	EBITDA multiple	5.0x	35.0x	17.3x
			Revenue multiple	4.0x	13.0x	7.9x
			Discount rate	6.5%	19.8%	9.0%
	112,693	Other	N/A (2)	N/A	N/A	N/A
Second lien	19,346	Market & income approach	EBITDA multiple	21.0x	21.0x	21.0x
			Discount rate	9.5%	10.5%	9.8%
Subordinated	12,937	Market & income approach	EBITDA multiple	14.5x	24.5x	18.7x
			Discount rate	12.2%	15.4%	14.0%
Equity and other	1,449	Market & income approach	Revenue multiple	4.5x	6.0x	5.2x
			Discount rate	14.9%	14.9%	14.9%
	14,638	Other	N/A (2)	N/A	N/A	N/A
	$1,112,637

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

The following are the principal amounts and fair values of the Company’s borrowings as of September 30, 2024 and December 31, 2023. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	September 30, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
BMO Subscription Line	$215,500	$216,399	$60,800	$60,981
UBS Credit Facility	226,400	231,408	250,000	252,543
Wells Credit Facility	247,700	248,240	N/A	N/A
Total	$689,600	$696,047	$310,800	$313,524
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
For the three and nine months ended September 30, 2024 and September 30, 2023, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
    For the three and nine months ended September 30, 2024, the Company accrued hypothetical capital gains incentive fees of $(102) and $218, respectively. For the three and nine months ended September 30, 2023, the Company did not accrue any hypothetical capital gains incentive fees.
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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three and nine months ended September 30, 2024 and September 30, 2023, there were no reimbursements to the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the Company's outstanding Units.

The following table summarizes the management fees and incentive fees incurred by the Company for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Management fee	$2,529	$675	$5,060	$1,489
Less: management fee waiver	(617)	(14)	(695)	(295)
Net management fee	1,912	661	4,365	1,194
Incentive fee, excluding accrued incentive fees on capital gains	$2,701	$674	$6,800	$1,454
As of September 30, 2024 and December 31, 2023, $1,561 and $1,344, respectively, of incentive fees on capital gains were accrued but are not payable under the Investment Management Agreement by the Company, as return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement"), under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Company's board of directors on January 30, 2024 for a period of 12 months commencing on March 1, 2024. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2024, approximately $225 and $608, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. For the three and nine months ended September 30, 2023, approximately $190 and $548, respectively, of indirect administrative expenses were included in administrative expenses, of which $95 and $201, respectively, were waived by the Administrator. As of September 30, 2024 and December 31, 2023, approximately $225 and $226, respectively, of indirect administrative expenses were included in payable to affiliates.
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
Note 6. Borrowings
BMO Subscription Line—On May 9, 2022, the Company entered into a Loan Authorization Agreement with BMO Bank N.A. (formerly known as BMO Harris Bank N.A., "BMO") (as amended from time to time, and most recently amended on September 6, 2024, the "Loan Authorization Agreement"), which allows the Company to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $300,000 (the "BMO Subscription Line"). On November 7, 2024, the maximum borrowing amount under the BMO Subscription Line was decreased to $200,000. All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or the earliest to occur on the date (x) 6 months after each advance date and (y) 30 days prior to the termination of the Investment Period, which varies throughout the period. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of the Company's unitholders. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Consolidated Statements of Assets, Liabilities and Members' Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. The BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.
The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense	$2,143	$1,160	$6,054	$3,440
Amortization of financing costs	74	11	$127	$20
Weighted average interest rate	8.1%	8.2%	8.2%	7.8%
Effective interest rate	8.4%	8.2%	8.4%	7.9%
Average debt outstanding	$104,865	$56,390	$98,529	$58,655
As of September 30, 2024 and December 31, 2023, the outstanding balance on the BMO Subscription Line was $215,500 and $60,800, respectively, and the Company was in compliance with the applicable covenants of the Loan Authorization Agreement on such dates.
UBS Credit Facility—On January 25, 2023, the Company's wholly-owned subsidiary, GIV SPV, entered into a Loan and Security Agreement (as amended from time to time, and most recently amended on June 28, 2023, the "UBS Loan and Security Agreement"), by and among GIV SPV, as the borrower, the Company as collateral manager and equityholder, the lenders from time to time party thereto, UBS AG London Branch ("UBS"), as the administrative agent, U.S. Bank Trust Company, National Association as the collateral agent, and U.S. Bank National Association as the document custodian, which is structured as a secured revolving credit facility (the "UBS Credit Facility"). The UBS Credit Facility will mature on January 25, 2028 and has a maximum facility amount of $250,000. Under the UBS Credit Facility, GIV SPV is permitted to borrow up to 30.0%, 40.0%, 50.0%, 65.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by UBS. The UBS Credit Facility is collateralized by all of the investments of GIV SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the UBS Credit Facility are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the UBS Credit Facility. The UBS Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIV SPV investments, but rather to the performance of the underlying portfolio companies.
The UBS Credit Facility bears interest at a rate of Term SOFR plus 2.85% per annum. The UBS Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the UBS Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the UBS Credit Facility for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense	$5,102	$2,358	$15,441	$4,204
Non-usage fee	$6	$172	$6	$592
Amortization of financing costs	$88	$89	$262	$239
Weighted average interest rate	8.1%	8.1%	8.2%	8.0%
Effective interest rate	8.3%	9.1%	8.3%	10.2%
Average debt outstanding	$245,126	$112,291	$248,364	$71,530
As of September 30, 2024 and December 31, 2023, the outstanding balance on the UBS Credit Facility was $226,400 and $250,000, and the Company was in compliance with the applicable covenants of the UBS Loan and Security Agreement on such dates.
Wells Credit Facility—On May 23, 2024, the Company's wholly-owned subsidiary, GIV Holdings, entered into a Loan and Security Agreement, (together with the exhibits and schedules thereto, and as amended from time to time, the “Wells Loan and Security Agreement”) by and among GIV Holdings, as the borrower, the Company, as seller, as equityholder and as collateral manager, Wells Fargo Bank, National Association, as the administrative agent and swingline lender, Western Alliance Trust Company, N.A., as the collateral custodian (“WATC”), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). The Wells Credit Facility will mature on May 21, 2029 and has a maximum facility amount of $250,000. Under the Wells Credit Facility, GIV Holdings is permitted to borrow up to 25.0%, 45.0%, 55.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of GIV Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIV Holdings investments, but rather to the performance of the underlying portfolio companies.
The Wells Credit Facility bears interest at a rate of Daily Simple SOFR plus 2.30% per annum. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Wells Loan and Security Agreement).

The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024(1)
Interest expense	$4,642	$6,041
Non-usage fee	$14	$57
Amortization of financing costs	$139	$198
Weighted average interest rate	7.6%	7.6%
Effective interest rate	7.9%	7.9%
Average debt outstanding	$238,543	$218,114

(1)For the nine months ended September 30, 2024, amounts represent the period from May 23, 2024 (commencement of the Wells Credit Facility) to September 30, 2024.
As of September 30, 2024, the outstanding balance on the Wells Credit Facility was $247,700 and GIV Holdings was in compliance with the applicable covenants of the Wells Loan and Security Agreement on such date.
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
Additionally, as a BDC, the Company must not acquire any assets other than "qualifying assets" (as defined in Section 55(a) of the 1940 Act) unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). In addition, the Company must offer to make available to all "eligible portfolio companies" (as defined in the 1940 Act) significant managerial assistance.
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2024, the Company had unfunded commitments on revolving credit facilities of $74,122, no outstanding bridge financing commitments, and other future funding commitments of $203,781. As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities of $24,197, no outstanding bridge financing commitments, and other future funding commitments of $119,897. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the BMO Subscription Line, UBS Credit Facility and Wells Credit Facility as of September 30, 2024, and revolving borrowings available under the BMO Subscription Line as of December 31, 2023. See Note 6. Borrowings, for details.

The Company may from time to time enter into financing commitment letters. As of September 30, 2024 and December 31, 2023, the Company had commitment letters to purchase investments in the aggregate par amount of $101,132 and $10,368, respectively, which could require funding in the future.
Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2024.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
March 14, 2024	March 28, 2024	9,788,500	$97,885
June 13, 2024	June 28, 2024	8,152,250	81,523
August 28, 2024	September 12, 2024	21,596,905	215,969
		39,537,655	$395,377
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2023.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
February 23, 2023	March 9, 2023	982,500	$9,825
June 30, 2023	July 17, 2023	862,500	8,625
July 24, 2023	August 7, 2023	1,554,250	15,542
August 23, 2023	September 7, 2023	12,600,000	126,000
		15,999,250	$159,992

The following table reflects the distributions declared on the Units for the nine months ended September 30, 2024.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 20, 2024	March 27, 2024	April 19, 2024	$0.362
June 25, 2024	June 27, 2024	July 19, 2024	0.364
September 11, 2024	September 11, 2024	October 18, 2024	0.271
September 11, 2024	September 30, 2024	October 18, 2024	0.041
			$1.038

    The following table reflects the distributions declared on the Units for the nine months ended September 30, 2023.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 2, 2023	March 8, 2023	April 20, 2023	$0.175
March 30, 2023	March 31, 2023	April 20, 2023	0.150
June 26, 2023	June 29, 2023	July 20, 2023	0.270
August 30, 2023	September 6, 2023	October 20, 2023	0.250
September 27, 2023	September 28, 2023	October 20, 2023	0.060
			$0.905

Note 10. Earnings (Loss) Per Unit
The following information sets forth the computation of basic net increase (decrease) in the Company's members' capital per Unit resulting from operations for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Earnings (Loss) per unit—basic & diluted
Numerator for basic & diluted earnings (loss) per unit:	$14,592	$8,287	$39,627	$16,151
Denominator for basic & diluted weighted average unit:	49,342,936	13,436,959	37,946,534	9,928,134
Basic & diluted earnings (loss) per unit:	$0.30	$0.62	$1.04	$1.63
Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2024 and September 30, 2023.

	Nine Months Ended
	September 30, 2024	September 30, 2023
Per unit data(1):
Members' capital, December 31, 2023 and December 31, 2022, respectively	$10.27	$9.77
Net investment income (loss)	1.01	0.83
Net realized and unrealized gains (losses)(2)	(0.11)	0.54
Total net increase (decrease)	0.90	1.37
Distributions declared to unitholders from net investment income	(1.04)	(0.91)
Members' capital, September 30, 2024 and September 30, 2023, respectively	$10.13	$10.23
Total return based on members' capital(3)	9.02%	14.43%
Units outstanding at end of period	66,479,611	23,525,081
Average weighted units outstanding for the period	37,946,534	9,928,134
Average members' capital for the period	$388,254	$98,831
Ratio to average members' capital:
Net investment income(4)	13.20%	11.48%
Total expenses, before waivers(4)	14.76%	18.87%
Total expenses, net of waivers(4)	14.52%	18.20%

Average debt outstanding—Wells Credit Facility(5)	$218,114	N/A
Average debt outstanding—BMO Subscription Line	98,529	$58,655
Average debt outstanding—UBS Credit Facility(6)	248,364	71,530
Asset coverage ratio	197.65%	292.49%
Portfolio turnover	16.48%	0.95%

Capital Commitments	$1,207,896	$670,850
Funded Capital Commitments	$664,343	$234,798
% of Capital Commitments funded	55.00%	35.00%

(1)Per unit data is based on weighted average units outstanding for the respective period (except for distributions declared to unitholders, which are based on actual rate per unit).

(2)The total amount shown may not correspond with the aggregate amount for the period, as it includes the effect of the timing of capital transactions which, for the nine months ended September 30, 2024 and September 30, 2023, was $(0.14) and $(0.26), respectively.
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
(5)For the nine months ended September 30, 2024, average debt outstanding represents the period from May 23, 2024 (commencement of the Wells Credit Facility) to September 30, 2024.
(6)For the nine months ended September 30, 2023, average debt outstanding represents the period from January 25, 2023 (commencement of the UBS Credit Facility) to September 30, 2023.
Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard was effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2024. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
Note 13. Subsequent Events
On October 7, 2024, the Company entered into Amendment No. 1 to the Wells Loan and Security Agreement (the “Wells Amendment”) by and among GIV Holdings, as borrower, the Company, as seller, as equityholder and as collateral manager, Wells Fargo Bank, National Association, as the administrative agent and swingline lender, and Western Alliance Trust Company, N.A., as the collateral custodian. Pursuant to the Wells Amendment, the Facility Amount available under the Wells Loan and Security Agreement was increased to a maximum of $500,000 from $250,000. All other terms of the Wells Loan and Security Agreement remain in full force and effect.
On November 4, 2024, the Company's Closing Period ended with total Capital Commitments of $1,207,896.
On November 7, 2024, the Company entered into Amendment No. 2 to the UBS Loan and Security Agreement (the “Second Amendment”) by and among GIV SPV, as the borrower, the Company, as collateral manager, equityholder, and seller, the lenders from time to time party thereto, UBS AG London Branch, as the administrative agent, U.S. Bank Trust Company, National Association, as the collateral agent, and U.S. Bank National Association as the document custodian. The Second Amendment amended the UBS Credit Facility to, among other things: (i) extend the Facility Maturity Date (as defined in the Second Amendment to the UBS Loan and Security Agreement) from January 2028 to January 2029; and (ii) increase the maximum facility amount from $250,000 to $350,000.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and the Board of Directors of New Mountain Guardian IV BDC, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian IV BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of September 30, 2024, and the related consolidated statements of operations and changes in members’ capital for the three-month and nine-month periods ended September 30, 2024 and 2023, the consolidated statements of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
November 13, 2024

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
•the ability of New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C., or its affiliates to attract and retain highly talented professionals;
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
We established New Mountain Guardian IV SPV, L.L.C. ("GIV SPV") on July 26, 2022 as a wholly-owned direct subsidiary, whose assets are used to secure GIV SPV's credit facility. We established New Mountain Guardian IV Holdings, L.L.C. ("GIV Holdings"), formerly known as New Mountain Guardian IV Issuer SPV, L.L.C., on October 28, 2022 as a wholly-owned direct subsidiary, whose assets are used to secure GIV Holdings' credit facility. We established New Mountain Guardian IV Panzura, Inc. ("GIV Panzura") and New Mountain Guardian IV PPP, Inc. ("GIV PPP") as wholly-owned direct subsidiaries, which are treated as corporations for U.S. federal income tax purposes and are intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in certain of our portfolio companies that are organized as a limited liability company or other form of pass-through entity; we consolidate these corporations for accounting purposes but the corporations are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of our ownership of the portfolio companies.
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
As of September 30, 2024, our top five industry concentrations were software, business services, healthcare, financial services and consumer services.
As of September 30, 2024, our members' capital was approximately $673.4 million and our portfolio had a fair value of approximately $1,244.5 million in 108 portfolio companies.
Recent Developments
On October 7, 2024, we entered into Amendment No. 1 to the Wells Loan and Security Agreement (the “Wells Amendment”) by and among GIV Holdings, as borrower, us, as seller, as equityholder and as collateral manager, Wells Fargo Bank, National Association, as the administrative agent and swingline lender, and Western Alliance Trust Company, N.A., as the collateral custodian. Pursuant to the Wells Amendment, the Facility Amount available under the Wells Loan and Security

Agreement was increased to a maximum of $500.0 million from $250.0 million. All other terms of the Wells Loan and Security Agreement remain in full force and effect.
On November 4, 2024, our Closing Period ended with total Capital Commitments of $1,207.9 million.
On November 7, 2024, we entered into Amendment No. 2 to the UBS Loan and Security Agreement (the “Second Amendment”) by and among GIV SPV, as the borrower, us, as collateral manager, equityholder, and seller, the lenders from time to time party thereto, UBS AG London Branch, as the administrative agent, U.S. Bank Trust Company, National Association, as the collateral agent, and U.S. Bank National Association as the document custodian. The Second Amendment amended the UBS Credit Facility to, among other things: (i) extend the Facility Maturity Date (as defined in the Second Amendment to the UBS Loan and Security Agreement) from January 2028 to January 2029; and (ii) increase the maximum facility amount from $250.0 million to $350.0 million.
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
Basis of Accounting
We consolidate our wholly-owned direct subsidiaries GIV SPV, GIV Holdings, GIV Panzura and GIV PPP. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946").
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of September 30, 2024.

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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2024.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2024, we recognized PIK dividends from investments of $0.1 million and $0.2 million, respectively, and PIK interest from investments of $1.2 million and $3.6 million, respectively. For both the three and nine months ended September 30, 2023, we recognized PIK dividends from investments of less than $80 thousand and PIK interest from investments of $0.7 million and $1.0 million, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2024 and December 31, 2023, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, revolver fees, amendment fees, upfront fees, consent fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by us for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
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
•Orange – 2C and 1B
•Red – 1C

The following table shows the Risk Ratings of our portfolio companies as of September 30, 2024:

(in millions)	As of September 30, 2024
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$1,229.3	99.8%	$1,242.4	99.8%
Yellow	—	—%	—	—%
Orange	2.4	0.2%	2.1	0.2%
Red	—	—%	—	—%
	$1,231.7	100.0%	$1,244.5	100.0%
As of September 30, 2024, all investments in our portfolio had a Green Risk Rating, with the exception of one portfolio company that had an Orange Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $1,244.5 million in 108 portfolio companies at September 30, 2024 and approximately $580.5 million in 72 portfolio companies at December 31, 2023.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2024 and September 30, 2023:

	Nine Months Ended
(in millions)	September 30, 2024	September 30, 2023
New investments in 85 and 42 portfolio companies, respectively	$778.1	$217.7
Debt repayments in existing portfolio companies	(112.1)	(1.0)
Sales of securities in 2 and 1 portfolio companies, respectively	(11.7)	(0.7)
Change in unrealized appreciation on 55 and 37 portfolio companies, respectively	4.8	8.2
Change in unrealized depreciation on 52 and 15 portfolio companies, respectively	(3.3)	(0.3)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.

Results of Operations for the Three Months Ended September 30, 2024 and September 30, 2023
Revenue

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Total interest income	$30,644	$8,850
Dividend income	84	26
Fee income	2,340	1,162
Total investment income	$33,068	$10,038
Our total investment income increased by approximately $23.0 million, or 229%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. For the three months ended September 30, 2024, total investment income of approximately $33.1 million consisted of approximately $28.1 million in cash interest from investments, approximately $1.2 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.3 million, approximately $0.1 million in PIK dividends from investments and approximately $2.3 million in fee income.
The increase in interest income of approximately $21.8 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily attributable to our deployment of capital and increasing invested balances over the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Fee income during the three months ended September 30, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment, ticking, consent and closing fees received from 22 different portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Management fee	$2,529	$675
Less: management fee waiver	(617)	(14)
Net management fee	1,912	661
Interest and other financing expenses	12,231	3,797
Income based incentive fee	2,701	674
Administrative expenses	533	299
Professional fees	313	200
Organizational and offering expenses	8	569
Capital gains incentive fee	(102)	—
Other general and administrative expenses	62	116
Total expenses	17,658	6,316
Less: expenses waived	—	(95)
Net expenses	$17,658	$6,221
Our total net operating expenses increased by approximately $11.4 million or 184% for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Our net management fee increased by $1.3 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily attributable to larger managed and invested capital balances, partially offset by a voluntary fee waiver made by the Investment Adviser over the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Our income based incentive fee increased by approximately $2.0 million and our capital gains incentive fee decreased by approximately $0.1 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase in income based incentive fees was attributable to larger managed and invested capital balances over the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The decrease in capital gains incentive fees was due to the reduction of the accrual for hypothetical gains recognized if the portfolio was sold at fair value in accordance with GAAP which was driven by the net depreciation on the portfolio for the three months ended September 30, 2024. The hypothetical accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized.
Interest and other financing expenses increased by approximately $8.4 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to higher drawn balances on our UBS Credit Facility and BMO Subscription Line and the establishment of the Wells Credit Facility.
Our total administrative expenses, professional fees and other general and administrative expenses increased by approximately $0.4 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 due to the continued ramp up of investment operations and deployment of capital.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Net realized gains (losses) on investments	$(195)	$1
Net change in unrealized appreciation (depreciation) of investments	(622)	4,469
(Provision) benefit for taxes	(1)	—
Net realized and unrealized gain (loss)	$(818)	$4,470

Our net realized loss and unrealized depreciation resulted in a net loss of approximately $0.8 million for the three months ended September 30, 2024 as compared to net realized and unrealized appreciation resulting in a net gain of approximately $4.5 million for the three months ended September 30, 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended September 30, 2024, was primarily driven by the sale of 1 investment at loss and material accelerated amortization recognized on 7 of our investments due to early repayments made. The net gain for the three months ended September 30, 2023 was primarily driven by the overall increase in market prices of our investments during the period.
Results of Operations for the Nine Months Ended September 30, 2024 and September 30, 2023
Revenue

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Total interest income	$74,365	$19,652
Dividend income	159	75
Fee income	6,038	2,216
Total investment income	$80,562	$21,943
Our total investment income increased by approximately $58.6 million, or 267%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. For the nine months ended September 30, 2024, total investment income of approximately $80.6 million consisted of approximately $67.2 million in cash interest from investments, approximately $3.6 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $3.6 million, approximately $0.2 million in PIK dividends from investments and approximately $6.0 million in fee income.
The increase in interest income of approximately $54.7 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily attributable to our deployment of capital and increasing invested balances over the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Fee income during the nine months ended September 30, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment, closing, ticking and consent fees received from 60 different portfolio companies.

Operating Expenses

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Management fee	$5,060	$1,489
Less: management fee waiver	(695)	(295)
Net management fee	4,365	1,194
Interest and other financing expenses	28,213	8,522
Income based incentive fee	6,800	1,454
Administrative expenses	1,378	862
Professional fees	931	617
Capital gains incentive fee	218	—
Organizational and offering expenses	161	987
Other general and administrative expenses	173	270
Total expenses	42,239	13,906
Less: expenses waived	—	(201)
Net expenses	$42,239	$13,705
Our total net operating expenses increased by approximately $28.5 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Our net management fee increased by approximately $3.2 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Per the Investment Management Agreement (as defined below), the management fee was reduced by 50% until the one-year anniversary of the Initial Drawdown Date, which occurred on May 9, 2023 (as defined in the Investment Management Agreement). The base management fee may also be reduced by placement fees and a voluntary fee waiver made by the Investment Adviser. Our income based incentive fee increased by approximately $5.3 million and our capital gains incentive fee increased by approximately $0.2 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase in management fees and income based incentive fees was attributable to larger managed and invested capital balances over the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, as well as the expiration of the 50% management fee waiver on May 9, 2023. The increase in capital gains incentive fees was due to the accrual for hypothetical gains recognized if the portfolio was sold at fair value in accordance with GAAP. The hypothetical accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized.
Interest and other financing expenses increased by approximately $19.7 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to higher drawn balances on our UBS Credit Facility and BMO Subscription Line and the establishment of the Wells Credit Facility.
Our total administrative expenses, professional fees and other general and administrative expenses increased by approximately $0.9 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 due to the continued ramp up of investment operations and deployment of capital.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Net realized gains (losses) on investments	$(215)	$1
Net change in unrealized appreciation (depreciation) of investments	1,520	7,912
(Provision) benefit for taxes	(1)	—
Net realized and unrealized gain (loss)	$1,304	$7,913

Our net realized losses and unrealized appreciation resulted in a net gain of approximately $1.3 million for the nine months ended September 30, 2024 as compared to net realized and unrealized appreciation resulting in a net gain of approximately $7.9 million for the nine months ended September 30, 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the nine months ended September 30, 2024, was also primarily driven by the overall increase in market prices of our investments during the period, partially offset by realized losses on two positions. The net gain for the nine months ended September 30, 2023 was primarily driven by the overall increase in market prices of our investments during the period.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) drawing down capital in respect of our Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of September 30, 2024, our asset coverage ratio was 197.7%.
Since our inception on March 18, 2022, we have entered into Subscription Agreements with several investors on various dates. We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On September 30, 2024 and December 31, 2023, we had aggregate capital commitments accepted and undrawn capital commitments from investors as follows:

(in millions)	September 30, 2024	December 31, 2023
Capital Commitments	$1,207.9	$768.5
Unfunded Capital Commitments	543.6	499.5
% of Capital Commitments funded	55.0%	35.0%
As of September 30, 2024, our borrowings consisted of the BMO Subscription Line, UBS Credit Facility and Wells Credit Facility. As of December 31, 2023, our borrowings consisted of the BMO Subscription Line and UBS Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information.
As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $10.5 million and $7.2 million, respectively. Our cash used in operating activities for the nine months ended September 30, 2024 and September 30, 2023 was approximately $561.9 million and $194.1 million, respectively. We expect that all current liquidity needs will be met with cash flows from drawdowns on Capital Commitments, investments and operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2024 and December 31, 2023, we had outstanding commitments to third parties to fund investments totaling $277.9 million and $144.1 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2024 and December 31, 2023, we had commitment letters to purchase investments in the aggregate par amount of $101.1 million and $10.4 million, respectively, which could require funding in the future. As of September 30, 2024 and December 31, 2023, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2024 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$215.5	$215.5	$—	$—	$—
UBS Credit Facility (2)	226.4	—	—	226.4	—
Wells Credit Facility (3)	247.7	—	—	247.7	—
Total Contractual Obligations	$689.6	$215.5	$—	$474.1	$—

(1)Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($215.5 million as of September 30, 2024) are due on BMO's demand within 15 business days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line will terminate when all Capital Commitments have been funded. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the BMO Subscription Line.
(2)Under the terms of the $250.0 million UBS Credit Facility, all outstanding borrowings under that facility ($226.4 million as of September 30, 2024) must be repaid on or before January 25, 2028. As of September 30, 2024, there was approximately $23.6 million of possible capacity remaining under the UBS Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the UBS Credit Facility.
(3)Under the terms of the $250.0 million Wells Credit Facility, all outstanding borrowings under that facility ($247.7 million as of September 30, 2024) must be repaid on or before May 21, 2029. As of September 30, 2024, there was approximately $2.3 million million of possible capacity remaining under the Wells Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the Wells Credit Facility.
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
Distributions and Dividends
Distributions declared to unitholders for the nine months ended September 30, 2024 totaled approximately $38.0 million.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2024, approximately $0.2 million and $0.6 million, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of September 30, 2024, approximately $0.2 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets, Liabilities and Members' Capital.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. From March 2022 to July 2023, the Federal Reserve was periodically raising interest rates to combat inflation and maintained the same rate benchmark from July 2023 to September 2024. While the Federal Reserve cut its benchmark rate in the third and fourth quarters of 2024 for the first time since March 2020, future reductions to benchmark rates are not certain. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the nine months ended September 30, 2024, certain of the loans held in our portfolio had floating Prime or SOFR interest rates. As of September 30, 2024, approximately 96.24% of our investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 3.76% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR and Prime interest rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150, 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2024. Interest expense is calculated based on the terms of our UBS Credit Facility, Wells Credit Facility and BMO Subscription Line. For our borrowings, we use the outstanding balance as of September 30, 2024. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2024, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–200 Basis Points	(12.72)%
–150 Basis Points	(9.54)%
–100 Basis Points	(6.36)%
–50 Basis Points	(3.18)%
+50 Basis Points	3.18%
+100 Basis Points	6.36%
+150 Basis Points	9.54%
+200 Basis Points	12.72%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2024. From time to time, we or our consolidated subsidiaries may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2024 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, other than those already disclosed in certain current reports on Form 8-K filed with the SEC.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)    Item 1.01 Entry Into a Material Definitive Agreement
On November 7, 2024, we entered into Amendment No. 2 to the UBS Loan and Security Agreement (the “Second Amendment”) by and among New Mountain Guardian IV SPV, L.L.C., as the borrower, us, as collateral manager, equityholder, and seller, the lenders from time to time party thereto, UBS AG London Branch, as the administrative agent, U.S. Bank Trust Company, National Association, as the collateral agent, and U.S. Bank National Association as the document custodian (the “UBS Credit Facility”). Unless otherwise indicated, the terms used below have the meanings ascribed in the Second Amendment.
The Second Amendment amended the UBS Credit Facility to, among other things: (i) extend the Facility Maturity Date from January 2028 to January 2029; and (ii) increase the maximum facility amount from $250,000,000 to $350,000,000.
The foregoing description is only a summary of the material provisions of the Second Amendment and is qualified in its entirety by reference to the copy of the Second Amendment, which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q.
Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
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

Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission:

Exhibit Number	Description
3.1	Third Amended and Restated Limited Liability Company Agreement dated as of December 6, 2023(2)
4.1	Form of Subscription Agreement(1)
10.1	Facility Increase Letter Amendment, dated as of August 19, 2024, by and between New Mountain Guardian IV BDC, L.L.C. and BMO Bank N.A.*
10.2	Third Amendment to Loan Authorization Agreement between New Mountain Guardian IV BDC, L.L.C. as borrower and BMO Bank, N.A., as lender, dated September 6, 2024*
10.3
Amendment No. 1 to Loan and Security Agreement between New Mountain Guardian IV BDC, L.L.C., as the collateral manager and equityholder, Wells Fargo Bank, National Association, as the administrative agent and swingline lender, Western Alliance Trust Company, N.A., as the collateral custodian and New Mountain Guardian IV Holdings, L.L.C., as the borrower, dated October 7, 2024*

10.4
Amendment No. 2 to the Loan and Security Agreement by and among New Mountain Guardian IV SPV, L.L.C., as the borrower, New Mountain Guardian IV BDC, L.L.C., as collateral manager, equityholder, and seller, the lenders from time to time party thereto, UBS AG London Branch, as the administrative agent, U.S. Bank Trust Company, National Association, as the collateral agent, and U.S. Bank National Association, as the document custodian, dated November 7, 2024*

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
(2)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s current report on Form 8-K filed on December 6, 2023.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2024.

NEW MOUNTAIN GUARDIAN IV BDC, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer