Form 10-K
period 2024-12-31
New Mountain Guardian IV BDC, L.L.C.
filed 2025-03-06
CIK 1925531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2024

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of March 6, 2025 was 80,974,363. As of June 30, 2024, there was no established public market for the registrant's limited liability company common units.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
Item 1.    BUSINESS.
New Mountain Guardian IV BDC, L.L.C. ("we", "us" or "our") is a Delaware limited liability company formed on March 18, 2022. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated for United States ("U.S.") federal income tax purposes, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
New Mountain Guardian IV SPV, L.L.C. ("GIV SPV"), our wholly-owned direct subsidiary, was formed on July 26, 2022 in Delaware as a limited liability company. New Mountain Guardian IV Holdings, L.L.C. ("GIV Holdings"), formerly known as New Mountain Guardian IV Issuer SPV, L.L.C., our wholly-owned direct subsidiary, was formed on October 28, 2022 in Delaware as a limited liability company. New Mountain Guardian IV Panzura, Inc. ("GIV Panzura") and New Mountain Guardian IV PPP, Inc. ("GIV PPP"), our wholly-owned direct subsidiaries, are treated as corporations for U.S. federal income tax purposes and are intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in certain of the our portfolio companies that are organized as a limited liability company or other form of pass-through entity. We consolidate GIV Panzura and GIV PPP for accounting purposes, but these corporations are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of our ownership of the portfolio companies.
New Mountain Finance Advisers, L.L.C.
New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C., is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with over $55 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. The Investment Adviser is managed by a six member investment committee (the "Investment Committee"), which is responsible for approving purchases and sales of our investments above $10.0 million in the aggregate by a single issuer. For additional information on the Investment Committee, see "Investment Committee".
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
As of December 31, 2024, our top five industry concentrations were software, business services, healthcare, financial services and consumer services. At December 31, 2024, our portfolio consisted of 112 portfolio companies and was invested 94.3% in first lien loans, 2.7% in second lien loans, 0.9% in subordinated loans, 0.1% in structured finance obligations and 2.0% in equity and other, as measured at fair value, versus 72 portfolio companies invested 93.2% in first lien loans, 2.8% in second lien loans, 3.8% in subordinated loans and 0.2% in equity and other, as measured at fair value at December 31, 2023.
The fair value of our investments, as determined in good faith by our board of directors, was approximately $1,516.6 million in 112 portfolio companies at December 31, 2024 and approximately $580.5 million in 72 portfolio companies at December 31, 2023. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -Portfolio and Investment Activity in this Annual Report on Form 10-K for details.

The following summarizes our ten largest portfolio company investments and the ten industries in which we were invested as of December 31, 2024, calculated as a percentage of fair value as of December 31, 2024:

Portfolio Company	Percent of Total Investments at Fair Value
Viper Bidco, Inc.	2.8%
Sierra Enterprises, LLC	2.8%
Coupa Holdings, LLC	2.6%
Diamondback Acquisition, Inc.	2.6%
Accession Risk Management Group, Inc.	2.5%
WEG Sub Intermediate Holdings, LLC/Wealth Enhancement Group, LLC	2.4%
Associations Finance, Inc./Associations, Inc.	2.3%
PPV Intermediate Holdings, LLC	2.2%
Model N, Inc.	2.1%
NC Topco, LLC	2.0%
24.3%

Industry Type	Percent of Total Investments at Fair Value
Software	44.9%
Business Services	28.6%
Healthcare	9.0%
Financial Services	6.1%
Consumer Services	5.1%
Education	2.9%
Food & Beverage	2.8%
Distribution & Logistics	0.4%
Investment Fund	0.1%
Packaging	0.1%
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
Investment Committee
The Investment Adviser is managed by a six member Investment Committee, which is responsible for approving purchases and sales of our investments above $10.0 million in the aggregate by a single issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, Adam B. Weinstein, Laura C. Holson and John R. Kline. The sixth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. Andre V. Moura served on the Investment Committee from August 2023 to July 2024. Beginning in August 2024, Robert Mulcare was appointed to the Investment Committee for a one year term. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $10.0 million may be approved by our chief executive officer. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
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
First lien and unitranche loans, second lien loans, subordinated loans and bonds generally have terms of four to seven years, provide for a variable or fixed interest rate and may contain prepayment penalties. First lien loans are secured by a first priority security interest in all existing and future assets of the borrower. Our first lien loans may include traditional first lien senior secured loans or unitranche loans. We invest a significant portion of our portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first-lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt according to the combination of loan characteristics of the unitranche loan. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the "last out" tranche. Second lien loans are secured by a second priority interest and subordinated loans are generally unsecured. Our loan and bond investments may include payment‑in‑kind ("PIK") interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity. In some cases, our investments may also include equity interests.
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
Portfolio Company Monitoring
We monitor the performance and financial trends of our portfolio companies on at least a quarterly basis. We attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy. Our portfolio monitoring procedures are designed to provide a simple yet comprehensive analysis of our portfolio companies based on their operating performance and underlying business characteristics, which in turn forms the basis of its Risk Rating. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -Portfolio and Investment Activity in this Annual Report on Form 10-K for details.
Exit Strategies/Refinancing
We expect to exit our investments typically through one of four scenarios: (i) the sale of the portfolio company itself, resulting in repayment of all outstanding debt, (ii) the recapitalization of the portfolio company in which our loan is replaced with debt or equity from a third party or parties (in some cases, we may choose to participate in the newly issued loan(s)), (iii) the repayment of the initial or remaining principal amount of our loan then outstanding at maturity, or (iv) the sale of our debt investment. In some investments, there may be scheduled amortization of some portion of our loan which would result in a partial exit of our investment prior to the maturity of the loan.
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
Valuation of Portfolio Securities
At all times consistent with accounting principles generally accepted in the United States of America ("GAAP") and the 1940 Act, we conduct a valuation of our assets, which impacts our members' capital.
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
As a BDC, we will not generally be permitted to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently have an investment or make any co‑investments with the Investment Adviser or its affiliates without an exemptive order from the SEC. On August 30, 2022, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates which superseded prior orders issued on October 8, 2019 and December 18, 2017, which permits us to co‑invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co‑investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co‑invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co‑investment transaction, including, but not limited to, that (1) the terms of the potential co‑investment transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the potential co‑investment transaction is consistent with the interests of our unitholders and is consistent with our then‑current investment objective and strategies.
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
To qualify as a RIC for U.S. federal income tax purposes, we must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with our return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or fee income (including but not limited to gains from options, futures or forward contracts) derived with respect to our business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a "Qualified Publicly Traded Partnership"); and (4) diversify our holdings so that, at the end of each quarter of each taxable year (a) at least 50% of the value of our total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our total assets, or more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of our total assets is invested in (I) the securities (other than U.S. government securities or securities of other RICs) of any one issuer, (II) the securities, other than securities of other RICs, of any two or more issuers which we control and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) the securities of certain Qualified Publicly Traded Partnerships.
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
While we generally intend to continue to comply with the requirements to qualify as a RIC for each taxable year, it is possible that we may not satisfy the diversification requirements described above, and thus may not qualify as a RIC. In such case, however, we anticipate that the associated tax liability would not be material, and that such non‑compliance would not have a material adverse effect on our business, financial condition and results of operations, although there can be no assurance in this regard.
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

The Private Offering
We conducted a private offering (the "Private Offering") of our Units to investors in reliance on exemptions from the registration requirements of the Securities Act. Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering will make a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the 24-month period following the initial closing of Capital Commitments, which occurred on May 4, 2022 (the "Closing Period"). On April 15, 2024, pursuant to our Limited Liability Company Agreement, as amended and restated on December 6, 2023 (the "Third A&R LLC Agreement"), the Investment Adviser elected to extend the Closing Period from 24 months to 30 months after the initial closing of the Private Offering. As a result of the foregoing, we extended the end of the period during which we may hold subsequent closings from May 4, 2024 to November 4, 2024. At the end of the Closing Period, we had aggregate Capital Commitments from investors of $1.2 billion. We accepted and drew down on Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments after the Closing Period. We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering (the "Initial Drawdown"), which occurred on May 9, 2022 (the "Initial Drawdown Date"). The investment period began on May 4, 2022 and will continue until November 4, 2028, the four‑year anniversary of the end of the Closing Period (the "Investment Period"). Our term is until November 4, 2030, six years from the end of the Closing Period, subject to (i) a one-year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one-year extension as determined by our Board (the eight year period and any successive extensions, the "Term").
We have entered into separate subscription agreements with investors providing for the private placement of Units pursuant to the Private Offering. As of December 31, 2024, we had aggregate Capital Commitments accepted from investors of $1,207.9 million, of which $398.6 million was undrawn.
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
The offering price per Unit at the Initial Drawdown Date was $10.00. Pursuant to the Third A&R LLC Agreement, the offering price for future drawdown dates will be (1) for any future Drawdown Dates or Catch-Up Dates (each as defined in the Third A&R LLC Agreement) where the then-current Per Unit NAV (as defined in the Third A&R LLC Agreement) is greater than or equal to $9.70, $10.00, and (2) for any future Drawdown Dates or Catch-Up Dates where the then-current Per Unit NAV is less than $9.70, the greater of (A) the Per Unit NAV and (B) $9.50.
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
c.Third, upon a distribution that results in cumulative distributions exceeding the amounts in clause (a) and (b) above, an incentive fee on capital gains payable to the Investment Adviser equal to 100.0% of the amount of Cumulative Net Realized Gains until the Investment Adviser has received (together with amounts the Investment Adviser has received under Income Incentive Fees) an amount equal to 15.0% of the sum of the (i) cumulative distributions to unitholders made pursuant to clause (b) above, (ii) Income Incentive Fee paid to the Investment Adviser and (iii) amounts paid to the Investment Adviser pursuant to this clause (c); and

d.Thereafter, an incentive fee on capital gains equal to 15.0% of additional undistributed Cumulative Net Realized Gains.
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
In accordance with GAAP, we accrue a hypothetical capital gains incentive fee based upon the cumulative net realized capital gains and realized capital losses and the cumulative net unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than the cumulative amount in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the cumulative amount in the prior period. If such cumulative amount is negative, then there is no accrual. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year.
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
As of December 31, 2024, 3.5% of our total assets were represented by investments at fair value that are considered non-qualifying assets.
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
Temporary Investments
Pending investments in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high‑quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as "temporary investments," so that 70% of our assets are qualifying assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. We had no temporary investments as of December 31, 2024.
Repurchase Agreements
A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed‑upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed‑upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no repurchase agreements as of December 31, 2024.
Indebtedness and Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our Units if our asset coverage, as defined in the 1940 Act, is at least equal to 150.0% immediately after each such issuance (which means we can borrow $2 for every $1 of our equity). In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our unitholders or the repurchase of our Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to our asset coverage. For a discussion of the risks associated with leverage, see Item 1A.—Risk Factors—Company-Level Borrowings in this Annual Report on Form 10-K.

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
Past performance of investment entities associated with New Mountain Capital and its affiliates is not necessarily indicative of future results. There can be no assurance that we will achieve comparable results or that our performance objectives will be achieved. In particular, we do not expect to replicate the historical performance of New Mountain Capital's investments, or those of certain affiliates that have also elected to be regulated as a BDC, including New Mountain Finance Corporation ("NMFC"), New Mountain Private Credit Fund (including its predecessor, New Mountain Guardian III BDC, L.L.C.), NMF SLF I, Inc. and New Mountain Guardian IV Income Fund, L.L.C. In addition, our investment strategies may differ from those of New Mountain Capital or its affiliates. We, as a BDC and as a RIC, are subject to certain regulatory restrictions that do not apply to New Mountain Capital or certain of its affiliates.
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
Risk of Tariffs
Potential significant changes in U.S. trade policies and potential tariffs may create uncertainty regarding the relationship between the United States and certain other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. These factors could restrict our portfolio companies’ access to suppliers or customers or increase the cost of such goods, which may have a material adverse effect on their business, financial condition and results of operations, which in turn could negatively impact us.
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
Company‑Level Borrowings
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
To the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, a significant change in market interest rates may have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of elevated interest rates, our cost of funds would increase, which could reduce our net investment income. Conversely, in periods of declining interest rates, we may earn less interest from our investments and our cost of funds will also decrease to a lesser extent, resulting in lower net investment income.We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.
The 1940 Act, as amended by the Small Business Credit Availability Act, permits a BDC to reduce the required minimum asset coverage ratio applicable to it from 200% to 150% (which means we can borrow $2 for every $1 of our equity), subject to certain requirements described therein. We have elected to be subject to the reduced asset coverage ratio of 150% in order to maintain maximum flexibility with respect to our leverage strategy.
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
Risks Relating to Due Diligence of and Conduct at Portfolio Companies
Before making portfolio investments, the Investment Adviser typically conducts due diligence that they deem reasonable and appropriate based on the facts and circumstances applicable to each portfolio investment. Due diligence may entail evaluation of, among other things, important and complex business, financial, tax, accounting, environmental, social, governance and legal issues. When conducting due diligence and making an assessment regarding an investment, the Investment Adviser relies on the resources available to it, including information provided by the target of the investment and, in some circumstances, third‑party investigations and reports. The due diligence investigation that the Investment Adviser carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the portfolio investment being successful. There can be no assurance that attempts to provide downside protection with respect to portfolio investments will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.
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
In December 2015, the United Nations adopted a climate accord (the "Paris Agreement") with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. Additionally, the Inflation Reduction Act of 2022 included several measures designed to combat climate change, including restrictions on methane emissions. Although the United States rejoined the Paris Agreement in 2021, the current administration has announced the United States would cease participation. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact their ability to make payments on our investments.
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
Developments in the Banking Sector
In 2023, bank closures in the United States caused uncertainty for financial services companies and fear of instability in the global financial system generally. In addition, certain financial institutions – in particular smaller and/or regional banks – have experienced volatile stock prices and significant losses in their equity value, and there is concern that depositors at these institutions have withdrawn, or may withdraw in the future, significant sums from their accounts at these institutions. Notwithstanding intervention by U.S. governmental agencies to protect the uninsured depositors of banks that have closed, there is no guarantee that the uninsured depositors of a financial institution that closes (which depositors could include us and/or our portfolio companies) will be made whole or, even if made whole, that such deposits will become available for withdrawal in short order. There is a risk that other banks, or other financial institutions, may be similarly impacted, and it is uncertain what steps (if any) regulators may take in such circumstances. As a consequence, for example, we and/or our portfolio companies may be delayed or prevented from accessing money, making any required payments under their own debt or other contractual obligations or pursuing key strategic initiatives, and unitholders may be impacted in their ability to honor capital calls and/or receive distributions. In addition, such bank failures or instability could affect, in certain circumstances, the ability of both affiliated and unaffiliated joint venture partners, co-lenders, syndicate lenders or other parties to undertake and/or execute transactions with us, which in turn may result in fewer investment opportunities being made available to us, result in shortfalls or defaults under existing investments, or impact our ability to provide additional follow-on support to portfolio companies. In addition, in the event that a financial institution that provides credit facilities and/or other financing to us or its portfolio companies closes or experiences distress, there can be no assurance that such bank will honor its obligations or that we or our portfolio company will be able to secure replacement financing or capabilities at all or on similar terms. There can be no assurances that we or our portfolio companies will establish banking relationships with multiple financial institutions, and we and our portfolio companies are expected to be subject to contractual obligations to maintain all or a portion of their respective assets with a particular bank (including, without limitation, in connection with a credit facility or other financing transaction).
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

Dependence on Banking Relationships
The financial markets have previously encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors in the past, there is no guarantee that the federal government will do so again in the future and others banks- may be materially and adversely impacted. Our business is dependent on bank relationships. Continued strain on the financial health of banks with which we (or our portfolio companies) do or may in the future do business may adversely impact our business, financial condition and results of operations.
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
Status as a BDC
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in qualifying assets such as U.S. private companies or thinly‑traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of the unitholders, we may elect to withdraw our election to be regulated as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to substantially greater regulation under the 1940 Act as a registered closed‑end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.
As a BDC, we are prohibited from acquiring any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. We may acquire in the future other investments that are not "qualifying assets" to the extent permitted by the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we would be prohibited from investing in additional assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow‑on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.
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

Some of our investments are and may be in the form of securities or loans that are not publicly traded or actively traded on a secondary market, and these investments may not have a readily available market quotation. Under the 1940 Act, we are required to carry our portfolio investments at fair value or, if there is no readily available market quotation, at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our securities. We value our investments for which we do not have readily available market quotations quarterly, or more frequently as circumstances require, at fair value as determined in good faith by our Board in accordance with our valuation policy, which is at all times consistent with GAAP and the 1940 Act. See Item 1. Business—Valuation of Portfolio Securities in this Annual Report on Form 10-K for additional information on valuations.
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
Transactions with Affiliates
As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our Board and, in some cases, of the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board. The 1940 Act also prohibits us from participating in certain "joint" transactions with certain of our affiliates including New Mountain Finance Corporation, New Mountain Private Credit Fund, New Mountain Guardian IV Income Fund, L.L.C. and NMF SLF I, Inc. and other funds and accounts that the Investment Adviser manages, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions (including certain co‑investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, trustees, investment advisers, sub‑advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any fund or any portfolio company of a fund managed by the Investment Adviser, or entering into joint arrangements such as certain co‑investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
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
Distributions
We intend to pay quarterly distributions to the unitholders out of assets legally available for distribution. Such quarterly distributions will generally consist of cash or cash equivalents, except that we may make distributions of assets in kind with the prior consent of each receiving unitholder. We cannot assure you that we will continue to achieve investment results or maintain a tax status that will allow us to make a specified level of cash distributions or year‑to‑year increases in cash distributions. In addition, our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. If we are unable to satisfy the asset coverage test applicable to us as a BDC, our ability to pay distributions to the unitholders could be limited. All distributions are paid at the discretion of our Board and depend on our earnings, financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. The distributions that we pay to our unitholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital or gain from the sale or exchange of property for U.S. federal income tax purposes. We cannot assure unitholders that we will continue to pay distributions to the unitholders in the future.
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
Failure to Raise Substantial Funds
We may need additional capital to fund new investments and grow. We may access the capital markets periodically to issue equity securities. In addition, we may also issue debt securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs and limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our RIC tax treatment. As a result, these earnings will not be available to fund new investments. If we are unable to access the capital markets or if we are unable to borrow from financial institutions, we may be unable to grow our business and execute our business strategy fully, and our earnings, if any, could decrease, which could have an adverse effect on the value of our securities.
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
Additionally, there continues to be significant evolution and developments in the use of artificial intelligence technologies including generative artificial intelligence such as ChatGPT. We cannot fully determine the impact of such evolving technology to our business at this time.
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
In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example, as a result of continued elevated interest rates or global conflict, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.
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
U.S. Credit Rating, the Debt Ceiling and Interest Rate Volatility
The U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions. On January 2, 2025, U.S. lawmakers reinstated the debt ceiling to the level of obligations accrued during the suspension or $36.1 trillion. As of January 22, 2025, the U.S. government has hit the debt ceiling and exceeded its borrowing limit. Despite taking action to suspend the debt ceiling, ratings agencies have threatened to lower the long-term sovereign credit rating on the United States, including Fitch downgrading the U.S. government’s long-term rating from AAA to AA+ in August 2023 and Moody’s lowering the U.S. government’s credit rating outlook from “stable” to “negative” in November 2023. Although in August 2024, Moody’s affirmed the U.S. government’s credit rating at AA+, with a stable outlook, there is no guarantee that there will not be a further downgrade in the future.

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
The BMO Subscription Line permits us to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $200.0 million or 70% of our remaining unfunded Capital Commitments.
The BMO Subscription Line had no debt outstanding as of December 31, 2024. All outstanding borrowings are due on BMO's demand within 15 days or on the date 6 months after each advance date, which varies throughout the period.
The UBS Credit Facility matures on January 25, 2029 and permits borrowings of $350.0 million as of December 31, 2024. The UBS Credit Facility had $262.5 million in debt outstanding as of December 31, 2024.
The Wells Credit Facility matures on May 21, 2029 and permits borrowings of $500.0 million as of December 31, 2024. The Wells Credit Facility had $437.2 million in debt outstanding as of December 31, 2024.
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

Inflation
Inflation may affect our investments adversely in a number of ways. During periods of rising inflation, interest and distribution rates of any instrument we or entities related to portfolio investments may have issued could increase. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities which are critical to the operation of portfolio companies. Portfolio companies may have fixed income streams and, therefore, be unable to pay the interest amounts and other payments on our portfolio investments. The fair value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses.
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
•The annual distribution requirement generally is satisfied if we timely distribute dividends to the unitholders during the taxable year equal to at least 90% of our investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) plus 90% of our net interest income excludable under Section 103(a) of the Code. Because we use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act, and we may be subject to certain financial covenants contained in debt financing agreements (as applicable). This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to the unitholders, which distributions are necessary for us to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources and thus are unable to make sufficient distributions to the unitholders, we could fail to qualify for tax treatment as a RIC and thus become subject to U.S. federal income tax imposed at corporate rates (and any applicable state and local taxes).
•The source‑of‑income requirement will be satisfied if at least 90% of our gross income for each taxable year is derived from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or fee income (including but not limited to gains from options, futures or forward contracts) derived with respect to our business of investing in such stock, securities, or currencies, and (b) net income derived from a Qualified Publicly Traded Partnership (as defined in the Code).
•The asset diversification requirement will be satisfied if, at the end of each quarter of each taxable year, we diversify our holdings so that (a) at least 50% of the value of our total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of our total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of our total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers that we control and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly Traded Partnerships. Failure to meet these requirements may result in us having to dispose of certain investments quickly to prevent losing our RIC tax treatment. Because most of our investments are intended to be in private companies, and therefore may be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to maintain our RIC tax treatment for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to U.S. federal income tax imposed at corporate rates (and any applicable state and local taxes). In this event, the resulting tax liability could substantially reduce our members' capital, the amount of cash available for distribution, and the amount of our distributions, which would have a material adverse effect on our financial performance.
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
Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to the unitholders that will be sufficient to enable us to meet the annual distribution requirement necessary for us to qualify for tax treatment as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous. We may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to the unitholders that will be sufficient to enable us to meet the annual distribution requirement. If we are unable to obtain cash from other sources to enable us to meet the annual distribution requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a U.S. federal income tax imposed at corporate rates (and any applicable state and local taxes).
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
Publicly Offered Regulated Investment Company
We do not currently qualify as a "publicly offered regulated investment company", as defined in the Code. Accordingly, U.S. individual and other noncorporate unitholders will be taxed as though they received a distribution of some of our expenses. A "publicly offered regulated investment company" is a RIC whose Units are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC for the 2024 tax year, and we cannot determine when we will qualify as a publicly offered RIC. Since we are not a publicly offered RIC, a non-corporate unitholder's allocable portion of our affected expenses, including a portion of our management fees, will be treated as an additional distribution to the unitholders. A non-corporate unitholder's allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such unitholder (and beginning in 2026, will be deductible to such unitholder only to the extent they exceed 2% of such unitholder's adjusted gross income), and are not deductible for alternative minimum tax purposes.
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
Potential Tax Reform Legislation
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Similarly, there are a number of proposals in Congress that would modify the Code. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including significantly and negatively affect our ability to qualify for tax treatment as a RIC or otherwise impact the U.S. federal income tax consequences applicable to us and our stockholders of such qualification, or could have other adverse consequences.
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
Legal, Regulatory and Policy Changes
Following the November 2024 elections in the United States, the Republican Party controls the Presidency, the Senate and the House of Representatives. Despite political tensions and uncertainty, changes in federal policy, including tax policies, and positions of regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain.
In addition, in June 2024, the U.S. Supreme Court in Loper Bright Enterprises v. Raimondo reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the Loper decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court's decision in Loper could significantly impact how federal agencies will regulate consumer protection, advertising, cybersecurity, privacy, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
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
Item 3.    Legal Proceedings
We, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, the Investment Adviser or the Administrator, as of December 31, 2024. From time to time, we or the Investment Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
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
Unitholders
As of March 6, 2025, there were 53 holders of record of our Units.
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

Unregistered Sales of Equity Securities
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022. The Units were issued and sold in reliance upon the available exemptions from the registration requirements of the Securities Act, including Section 4(a)(2) and Regulation D promulgated thereunder.

Unit Issue Date	Units Issued	Aggregate Offering Price
		(in millions)
Fiscal year ended December 31, 2024
March 28, 2024	9,788,500	$97.9
June 28, 2024	8,152,250	81.5
September 12, 2024	21,596,905	216.0
December 20, 2024	14,494,752	144.9
	54,032,407	$540.3

Fiscal year ended December 31, 2023
March 9, 2023	982,500	$9.8
July 17, 2023	862,500	8.6
August 7, 2023	1,554,250	15.6
September 7, 2023	12,600,000	126.0
November 29, 2023	1,882,125	18.8
December 29, 2023	1,534,750	15.4
	19,416,125	$194.2

Fiscal year ended December 31, 2022
April 25, 2022	100	$0.0
May 23, 2022	1,599,900	16.0
June 29, 2022	858,000	8.6
September 6, 2022	1,520,000	15.2
November 14, 2022	1,054,331	10.1
December 22, 2022	2,493,500	24.9
	7,525,831	$74.8
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
•the general economy, including fluctuating interest and inflation rates on the industries in which we invest;
•the impact of interest rate volatility on our business and our portfolio companies;
•our future operating results, our business prospects and the adequacy of our cash resources and working capital;
•the ability of our portfolio companies to achieve their objectives;
•our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;
•the ability of New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C., or its affiliates to attract and retain highly talented professionals;
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
Overview
We are a Delaware limited liability company formed on March 18, 2022. We are a closed end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated for U.S. federal income tax purposes, and intend to comply with the requirements to continue to qualify annually as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with over $55 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services.

We conducted a private offering (the "Private Offering") of units of our limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (each a "Subscription Agreement"). Closings of the Private Offering occured, from time to time, in the Investment Adviser's sole discretion, during the 24-month period following the initial closing of Capital Commitments, which occurred on May 4, 2022 (the "Closing Period"). On April 15, 2024, pursuant to the Limited Liability Company Agreement, as amended and restated on December 6, 2023 (the "Third A&R LLC Agreement"), the Investment Adviser elected to extend the Closing Period from 24 months to 30 months after the initial closing of the Private Offering. As a result of the foregoing, we extended the end of the period during which we may hold subsequent closings from May 4, 2024 to November 4, 2024. At the end of the Closing Period, we had aggregate Capital Commitments from investors of $1.2 billion. We accepted and drew down on Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments after the Closing Period. We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on May 9, 2022 (the "Initial Drawdown"). The investment period began on May 4, 2022 and will continue until November 4, 2028, the four-year anniversary of the end of the Closing Period (the "Investment Period"). Our term is until November 4, 2030, six years from the end of the Closing Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors.
We established New Mountain Guardian IV SPV, L.L.C. ("GIV SPV") on July 26, 2022 as a wholly-owned direct subsidiary, whose assets are used to secure GIV SPV's credit facility. We established New Mountain Guardian IV Holdings, L.L.C. ("GIV Holdings"), formerly known as New Mountain Guardian IV Issuer SPV, L.L.C., on October 28, 2022 as a wholly-owned direct subsidiary, whose assets are used to secure GIV Holdings' credit facility. We established New Mountain Guardian IV Panzura, Inc. ("GIV Panzura") and New Mountain Guardian IV PPP, Inc. ("GIV PPP") as wholly-owned direct subsidiaries, which are treated as corporations for U.S. federal income tax purposes and are intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in certain of our portfolio companies that are organized as a limited liability company or other form of pass-through entity; we consolidate these corporations for accounting purposes but the corporations are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of our ownership of the portfolio companies.
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
As of December 31, 2024, our top five industry concentrations were software, business services, healthcare, financial services and consumer services.
As of December 31, 2024, our members' capital was approximately $820.1 million and our portfolio had a fair value of approximately $1,516.6 million in 112 portfolio companies.
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

Basis of Accounting
We consolidate our wholly-owned direct subsidiaries GIV SPV, GIV Holdings, GIV Panzura and GIV PPP. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946").
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on fair value hierarchy for the year ended December 31, 2024.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of December 31, 2024.
Revenue Recognition
Sales and paydowns of investments:    Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2024 and December 31, 2023, we recognized PIK interest from investments of $4.8 million and $2.0 million, respectively, and PIK dividends from investments of $0.7 million and $0.1 million, respectively.
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
Fee income:    Fee income represents delayed compensation, revolver fees, upfront fees, amendment fees, consent fees, ticking fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by us for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.

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
The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Green, Yellow, Orange and Red, with Green reflecting an investment that is in-line with or above expectations and Red reflecting an investment performing materially below expectations. The mapping of the composite scores to these categories are below:
•Green – 4C, 3B, 2A, 4B, 3A, and 4A (e.g., Tier 4 for Operating Performance and C for Business Characteristics)
•Yellow – 3C, 2B, and 1A
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Ratings of our portfolio companies as of December 31, 2024:

(in millions)	As of December 31, 2024
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$1,501.3	99.8%	$1,514.6	99.9%
Yellow	—	—%	—	—%
Orange	2.4	0.2%	2.0	0.1%
Red	—	—%	—	—%
	$1,503.7	100.0%	$1,516.6	100.0%
As of December 31, 2024, all investments in our portfolio had a Green Risk Rating, with the exception of one portfolio company that had an Orange Risk Rating.
During the fourth quarter of 2024, we placed our first lien positions in KWOR Acquisition, Inc. ("Alacrity") on non-accrual status. As of December 31, 2024, our first lien positions in Alacrity had an aggregate cost basis of $2.4 million, an aggregate fair value of $2.0 million and total unearned interest income of $0.2 million for the year then ended.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $1,516.6 million in 112 portfolio companies at December 31, 2024 and approximately $580.5 million in 72 portfolio companies at December 31, 2023.
The following table shows our portfolio and investment activity for the years ended December 31, 2024 and December 31, 2023:

	Year Ended
(in millions)	December 31, 2024	December 31, 2023
New investments in 98 and 60 portfolio companies, respectively	$1,148.9	$451.1
Debt repayments in existing portfolio companies	(186.8)	(1.7)
Sales of securities in 5 and 3 portfolio companies, respectively	(43.0)	(7.1)
Change in unrealized appreciation on 63 and 53 portfolio companies, respectively	5.9	11.7
Change in unrealized depreciation on 55 and 15 portfolio companies, respectively	(4.2)	(0.3)
Recent Accounting Standards Updates
See Item 8.—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards Updates in this Annual Report on Form 10-K for details on recent accounting standards updates.
Results of Operations for the Years Ended December 31, 2024 and December 31, 2023
    Results of Operations for the period from May 9, 2022 (commencement of operations) to December 31, 2022 can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K filed on March 5, 2024, which is incorporated by reference herein.
Revenue

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023
Interest income	$110,869	$34,599
Dividend income	718	101
Fee income	8,484	4,224
Total investment income	$120,071	$38,924
Our total investment income increased by approximately $81.1 million or 208%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. For the year ended December 31, 2024, total investment income of approximately $120.1 million consisted of approximately $101.0 million in cash interest from investments, approximately $4.8 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $5.1 million, approximately $0.7 million in PIK dividends from investments and approximately $8.5 million in fee income.
The increase in interest income of approximately $76.3 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily attributable to our deployment of capital and increasing invested balances over the year ended December 31, 2024 as compared to the year ended December 31, 2023. Fee income during the year ended December 31, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to ticking, amendment, consent fee and upfront fees received from 69 different portfolio companies.

Operating Expenses

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023
Management fee	$7,393	$2,437
Less: management fee waiver	(815)	(300)
Net management fee	6,578	2,137
Interest and other financing expenses	41,958	13,586
Income based incentive fees	10,180	2,973
Administrative expenses	1,951	1,243
Professional fees	1,265	853
Capital gains incentive fee	564	1,344
Organizational and offering expenses	223	1,246
Other general and administrative expenses	221	239
Total expenses	62,940	23,621
Less: expenses waived	—	(201)
Net expenses before income taxes	62,940	23,420
Income tax (benefit) expense	1	—
Net expenses after income taxes	$62,941	$23,420
Our total net operating expenses increased by approximately $39.5 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Our net management fee increased by approximately $4.4 million for the year ended December 31, 2024 as compared to December 31, 2023. Per the Investment Management Agreement (as defined below), the management fee was reduced by 50% until the one-year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement). The base management fee may also be reduced by placement fees and a voluntary fee waiver made by the Investment Adviser. Our income based incentive fee increased by approximately $7.2 million and our capital gains incentive fee decreased by approximately $0.8 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase in management fees and income based incentive fees were attributable to larger managed and invested capital balances over the year ended December 31, 2024 as compared to the year ended December 31, 2023, as well as the expiration of the 50% management fee waiver on May 9, 2023. The decrease in capital gains incentive fees was due to a decrease in the accrual for hypothetical gains recognized as if the portfolio was sold at fair value in accordance with GAAP. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than the cumulative amount in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized and distributions are greater than contributions. See Item 8—Financial Statements and Supplementary Data—Note 5. Agreements and Related Parties for details.
Interest and other financing expenses increased by approximately $28.4 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to higher drawn balances on UBS Credit Facility and BMO Subscription Line during the period and the establishment of the Wells Credit Facility during the year ended December 31, 2024. Organization and offering expenses decreased by approximately $1.0 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to our transition from formation, organization and offering of our common units to commencement of operations and deployment of capital.
Our net administrative expenses, professional fees and other general and administrative expenses increased by approximately $1.3 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to the continued ramp of investment operations and deployment of capital.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023
Net realized gains (losses) on investments	$2,197	$7
Net change in unrealized appreciation (depreciation) of investments	1,685	11,444
(Provision) benefit for taxes	(57)	—
Net realized and unrealized gains (losses)	$3,825	$11,451
Our net realized gains and unrealized appreciation resulted in a net gain of approximately $3.8 million for the year ended December 31, 2024 as compared to net realized gains and unrealized appreciation resulting in a net gain of approximately $11.5 million for the year ended December 31, 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the year ended December 31, 2024, was primarily driven by the overall increase in market prices of our investments during the period, as well as by a realized gain upon sale of our investment in Virtusa Corporation. The provision for income taxes was primarily attributable to our equity investments that are held as of December 31, 2024 in our corporate subsidiaries. The net gain for the year ended December 31, 2023 was primarily driven by the overall increase in market prices of our investments during the period.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) drawing down capital in respect of our Units, (2) cash flows from investments and operations, and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of December 31, 2024, our asset coverage ratio was 217.2%.
Since our inception on March 18, 2022, we have entered into Subscription Agreements with several investors on various dates. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. At December 31, 2024 and December 31, 2023, we had aggregate capital commitments accepted and undrawn capital commitments from investors as follows:

(in millions)	December 31, 2024	December 31, 2023
Capital Commitments	$1,207.9	$768.5
Unfunded Capital Commitments	398.6	499.5
% of Capital Commitments funded	67.00%	35.00%
As of December 31, 2024, our borrowings consisted of the BMO Subscription Line, UBS Credit Facility and Wells Credit Facility. As of December 31, 2023, our borrowings consisted of the BMO Subscription Line and UBS Credit Facility. See Item 8—Financial Statements and Supplementary Data—Note 6. Borrowings in this Annual Report on Form 10-K for additional information.
At December 31, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $19.9 million and $7.2 million, respectively. Our cash used in operating activities for the year ended December 31, 2024 and December 31, 2023 was approximately $853.6 million and $428.6 million, respectively. We expect that all current liquidity needs will be met with cash flows from drawdowns on Capital Commitments, investments and operations and borrowings from banks or other lenders.

Off-Balance Sheet Agreements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2024 and December 31, 2023, we had outstanding commitments to third parties to fund investments totaling $285.8 million and $144.1 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2024 and December 31, 2023, we had commitment letters to purchase investments in the aggregate par amount of $55.6 million and $10.4 million, respectively, which could require funding in the future. As of December 31, 2024 and December 31, 2023, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2024 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$—	$—	$—	$—	$—
UBS Credit Facility (2)	262.5	—	—	262.5	—
Wells Credit Facility (3)	437.2	—	—	437.2	—
Total Contractual Obligations	$699.7	$—	$—	$699.7	$—

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
(2)Under the terms of the $350.0 million UBS Credit Facility, all outstanding borrowings under that facility ($262.5 million as of December 31, 2024) must be repaid on or before January 25, 2029. As of December 31, 2024, there was approximately $87.5 million of possible capacity remaining under the UBS Credit Facility. See Item 8—Financial Statements and Supplementary Data—Note 6. Borrowings, for material details on the UBS Credit Facility.
(3)Under the terms of the $500.0 million Wells Credit Facility, all outstanding borrowings under that facility ($437.2 million as of December 31, 2024) must be repaid on or before May 21, 2029. As of December 31, 2024, there was approximately $$62.8 million of possible capacity remaining under the Wells Credit Facility. See Item 8—Financial Statements and Supplementary Data—Note 6. Borrowings, for material details on the Wells Credit Facility.
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

Distributions and Dividends
Tax characteristics of all distributions paid are reported to unitholders on Form 1099 or Form 1042 after the end of the calendar year. For the years ended December 31, 2024 and December 31, 2023, total distributions declared were $57.5 million and $18.0 million, respectively, of which the distribution was comprised of approximately 93.94% and 84.96%, respectively, of ordinary income, 6.06% and 0.00%, respectively, of long-term capital gains and 0.00% and 15.04%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the year ended December 31, 2024, approximately $0.8 million of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of December 31, 2024, $0.2 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statement of Assets, Liabilities and Members' Capital.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandate. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In September 2024, the Federal Reserve decreased interest rates by 0.50%. In December 2024, the Federal Reserve decreased interest rates by an additional 0.25% and held rates unchanged in January 2025. The Federal Reserve has indicated that it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the year ended December 31, 2024, certain of the loans held in our portfolio had floating Prime or SOFR interest rates. As of December 31, 2024, approximately 97.05% of our investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 2.95% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR and Prime interest rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2024. Interest expense is calculated based on the terms of our UBS Credit Facility, Wells Credit Facility and BMO Subscription Line. For our borrowings, we use the outstanding balance as of December 31, 2024. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–200 Basis Points	(14.64)%
–150 Basis Points	(10.98)%
–100 Basis Points	(7.32)%
–50 Basis Points	(3.66)%
+50 Basis Points	3.66%
+100 Basis Points	7.32%
+150 Basis Points	10.98%
+200 Basis Points	14.64%

Item 8.    Financial Statements and Supplementary Data

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of New Mountain Guardian IV BDC, L.L.C.
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets, liabilities and members’ capital of New Mountain Guardian IV BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedules of investments as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the years ended December 31, 2024 and 2023 and for the period from May 9, 2022 (commencement of operations) to December 31, 2022, the consolidated financial highlights for each of the years ended December 31, 2024 and 2023 and for the period from May 9, 2022 (commencement of operations) to December 31, 2022, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in members’ capital, cash flows and the financial highlights for each of the years ended December 31, 2024 and 2023 and for the period from May 9, 2022 (commencement of operations) to December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
March 6, 2025
We have served as the Company’s auditor since 2022.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)

	December 31, 2024	December 31, 2023
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,503,719 and $569,247, respectively)	$1,516,623	$580,466
Cash and cash equivalents	19,866	7,222
Interest and dividend receivable	10,866	5,290
Other assets	394	75
Total assets	$1,547,749	$593,053
Liabilities
Borrowings
UBS Credit Facility	$262,500	$250,000
Wells Credit Facility	437,200	—
BMO Subscription Line	—	60,800
Deferred financing costs (net of accumulated amortization of $1,361 and $413, respectively)	(5,770)	(1,484)
Net borrowings	693,930	309,316
Payable for unsettled securities purchased	20,051	—
Interest payable	4,636	2,133
Income based incentive fee payable	3,379	1,519
Management fee payable	2,213	943
Accrued capital gains incentive fee	1,907	1,344
Payable to affiliate	344	230
Deferred tax liability	57	—
Other liabilities	1,134	995
Total liabilities	727,651	316,480
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 80,974,363 and 26,941,956 units issued and outstanding, respectively	806,386	266,112
Accumulated underdistributed (overdistributed) earnings	13,712	10,461
Total members' capital	$820,098	$276,573
Total liabilities and members' capital	$1,547,749	$593,053
Outstanding common membership units	80,974,363	26,941,956
Members' capital per unit	$10.13	$10.27

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022 (1)
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$106,097	$32,618	$3,889
PIK interest income	4,772	1,981	45
Dividend income	718	101	48
Fee income	8,484	4,224	1,895
Total investment income	120,071	38,924	5,877
Expenses
Interest and other financing expenses	41,958	13,586	1,371
Income based incentive fees	10,180	2,973	345
Management fee	7,393	2,437	745
Administrative expenses	1,951	1,243	646
Professional fees	1,265	853	433
Capital gains incentive fee	564	1,344	—
Organizational and offering expenses	223	1,246	1,092
Other general and administrative expenses	221	239	119
Total expenses	63,755	23,921	4,751
Less: management fees waived (See Note 5)	(815)	(300)	(508)
Less: expenses waived (See Note 5)	—	(201)	—
Net expenses	62,940	23,420	4,243
Net investment income before income taxes	57,131	15,504	1,634
Income tax expense	1	—	—
Net investment income (loss)	57,130	15,504	1,634
Net realized gains (losses) on investments	2,197	7	—
Net change in unrealized appreciation (depreciation) of investments	1,685	11,444	(225)
(Provision) benefit for taxes	(57)	—	—
Net realized and unrealized gains (losses)	3,825	11,451	(225)
Net increase in members' capital resulting from operations	$60,955	$26,955	$1,409
Earnings per unit (basic & diluted)	$1.34	$1.99	$0.43
Weighted average common units outstanding - basic & diluted (See Note 11)	45,594,021	13,538,089	3,247,984

(1)For the year ended December 31, 2022, amounts represent the period from May 9, 2022 (commencement of operations) to December 31, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022(1)
Increase (decrease) in members' capital resulting from operations
Net investment income	$57,130	$15,504	$1,634
Net realized gains (losses) on investments	2,197	7	—
Net change in unrealized appreciation (depreciation) of investments	1,685	11,444	(225)
(Provision) benefit for taxes	(57)	—	—
Net increase in members' capital resulting from operations	60,955	26,955	1,409
Capital transactions
Contributions	540,324	194,161	74,804
Placement fees	(227)	(19)	(93)
Distributions declared to unitholders from net investment income	(57,527)	(18,041)	(2,604)
Total net increase in members' capital resulting from capital transactions	482,570	176,101	72,107
Net increase in members' capital	543,525	203,056	73,516
Members' capital at the beginning of the period	276,573	73,517	1
Members' capital at the end of the period	$820,098	$276,573	$73,517

Capital unit activity
Units issued	54,032,407	19,416,125	7,525,731

(1)For the year ended December 31, 2022, amounts represent the period from May 9, 2022 (commencement of operations) to December 31, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022(1)
Cash flows from operating activities
Net increase in members' capital resulting from operations	$60,955	$26,955	$1,409
Adjustments to reconcile net (increase) decrease in members' capital resulting from operations to net cash (used in) provided by operating activities:
Net realized (gains) losses on investments	(2,197)	(7)	—
Net change in unrealized (appreciation) depreciation of investments	(1,685)	(11,444)	225
Amortization of purchase discount	(5,131)	(1,845)	(167)
Amortization of deferred financing costs	948	402	11
Amortization of deferred offering costs	—	66	120
Non-cash investment income	(5,951)	(1,517)	—
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(1,147,927)	(450,463)	(123,228)
Proceeds from sales and paydowns of investments	229,826	8,785	109
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	399	172	69
Cash paid for purchase of drawn portion of revolving credit facilities	(1,367)	(794)	(55)
Cash paid on drawn revolvers	(14,275)	(2,223)	(324)
Cash repayments on drawn revolvers	12,151	2,080	160
Interest and dividend receivable	(5,576)	(4,464)	(826)
Other assets	(319)	(11)	(64)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	20,051	—	—
Interest payable	2,503	1,770	363
Income based incentive fee payable	1,860	1,311	208
Accrued capital gains incentive fee	563	1,344	—
Management fee payable	1,270	832	111
Deferred tax liability	57	—	—
Payable to affiliates	114	63	167
Other liabilities	121	360	554
Net cash flows used in operating activities	(853,610)	(428,628)	(121,158)
Cash flows from financing activities
Distributions from net investment income	(57,527)	(19,377)	(1,268)
Net proceeds from issuance of common units	540,324	194,161	74,804
Proceeds from BMO Subscription Line	762,300	341,700	135,800
Repayment of BMO Subscription Line	(823,100)	(334,600)	(82,100)
Proceeds from UBS Credit Facility	85,600	257,700	—
Repayment of UBS Credit Facility	(73,100)	(7,700)	—
Proceeds from Wells Credit Facility	496,200	—	—
Repayment of Wells Credit Facility	(59,000)	—	—
Placement fees paid	(168)	(46)	(65)
Deferred offering costs paid	—	—	(186)
Deferred financing costs paid	(5,275)	(1,781)	(35)
Net cash flows provided by financing activities	866,254	430,057	126,950
Net increase in cash and cash equivalents	12,644	1,429	5,792
Cash and cash equivalents at the beginning of the period	7,222	5,793	1
Cash and cash equivalents at the end of the period	$19,866	$7,222	$5,793

Supplemental disclosure of cash flow information
Cash interest paid	$38,271	$10,854	$996
Income taxes paid	1	—	—
Non-cash financing activities:
Distributions declared and payable	$—	$—	$1,336
Accrual for placement fees	59	—	28
Accrual for deferred credit facility costs	40	81	—

(1)For the year ended December 31, 2022, amounts represent the period from May 9, 2022 (commencement of operations) to December 31, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Viper Bidco, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.52%	11/2024	11/2031	$42,280	$42,071	$42,069	5.13%
Sierra Enterprises, LLC
Food & Beverage	First Lien(4)(7)(8)	SOFR(Q)	+	6.75%	11.34%	04/2023	05/2027	21,724	19,821	21,724
	First Lien(2)(6)(8)	SOFR(Q)	+	6.75%	11.34%	07/2023	05/2027	20,126	18,004	20,126
								41,850	37,825	41,850	5.10%
Coupa Holdings, LLC
Software	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.84%	02/2023	02/2030	39,266	39,071	39,266	4.79%
Diamondback Acquisition, Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.50%	9.96%	10/2024	09/2028	38,846	38,657	38,846	4.74%
Accession Risk Management Group, Inc.
Business Services	First Lien(4)(7)	SOFR(Q)	+	4.75%	9.32%	09/2024	11/2029	27,171	27,094	27,205
	First Lien(2)(6)	SOFR(Q)	+	4.75%	9.21%	09/2024	11/2029	4,975	4,981	4,981
	First Lien	SOFR(Q)	+	4.75%	9.26%	08/2023	11/2029	2,498	2,498	2,501
	First Lien(4)(7)	SOFR(Q)	+	4.75%	9.26%	08/2023	11/2029	1,964	1,964	1,966
	First Lien	SOFR(Q)	+	4.75%	9.33%	08/2024	11/2029	637	635	638
								37,245	37,172	37,291	4.55%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.57%	10/2023	10/2028	12,701	12,701	12,701
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.57%	10/2023	10/2028	10,451	10,451	10,451
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	9.44%	02/2024	10/2028	4,711	4,682	4,711
	Subordinated(8)	Fixed(Q)*	+	13.00%/PIK	13.00%	05/2023	05/2033	4,231	4,192	4,231
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.56%	10/2023	10/2028	2,187	2,187	2,187
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.50%	10/2023	10/2028	1,258	1,258	1,258
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.55%	10/2023	10/2028	176	176	176
								35,715	35,647	35,715	4.35%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	6.50%	11.32%	05/2024	07/2028	27,381	27,369	27,381
	Subordinated(8)	Fixed(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	4,409	4,400	4,409
	Subordinated(8)	Fixed(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	1,684	1,680	1,684
	First Lien(8)(9) - Drawn	SOFR(Q)	+	6.50%	11.28%	05/2024	07/2028	852	852	852
	First Lien(8)(9) - Drawn	SOFR(Q)	+	6.50%	11.32%	05/2024	07/2028	354	353	354
								34,680	34,654	34,680	4.23%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

PPV Intermediate Holdings, LLC
Consumer Services	First Lien(8)	SOFR(Q)	+	6.00%	10.52%	09/2023	08/2029	$17,036	$16,967	$17,036
	First Lien(4)(7)(8)	SOFR(Q)	+	5.75%	10.26%	08/2022	08/2029	12,454	12,454	12,454
	First Lien(2)(6)(8)	SOFR(Q)	+	5.75%	10.26%	08/2022	08/2029	4,552	4,517	4,552
								34,042	33,938	34,042	4.16%
Model N, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.33%	06/2024	06/2031	23,769	23,656	23,650
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.33%	06/2024	06/2031	8,240	8,200	8,199
								32,009	31,856	31,849	3.88%
NC Topco, LLC
Software	First Lien(4)(7)(8)	SOFR(M)*	+	2.50% +2.75%/PIK	9.61%	08/2024	09/2031	30,578	30,432	30,425	3.71%
IG Investments Holdings, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.67%	03/2024	09/2028	29,920	29,785	29,920	3.65%
HIG Intermediate, Inc. (16)
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.86%	08/2023	11/2028	23,117	23,038	23,117
	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	8.86%	08/2023	11/2028	3,808	3,808	3,808
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	9.11%	03/2024	11/2028	2,611	2,601	2,611
								29,536	29,447	29,536	3.60%
Runway Bidco, LLC
Software	First Lien(4)(7)	SOFR(Q)	+	5.00%	9.33%	12/2024	12/2031	29,242	29,097	29,096	3.55%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.08%	08/2024	08/2031	21,557	21,453	21,449
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.08%	08/2024	08/2031	4,014	3,995	3,994
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.08%	08/2024	08/2031	630	628	627
								26,201	26,076	26,070	3.18%
OEConnection LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.36%	04/2024	04/2031	25,719	25,600	25,719	3.14%
USRP Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.36%	10/2023	12/2029	11,968	11,968	11,968
	First Lien(2)(6)(8)	SOFR(M)	+	5.00%	9.36%	10/2023	12/2029	10,828	10,805	10,828
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.36%	07/2023	12/2029	2,225	2,193	2,225
								25,021	24,966	25,021	3.05%
OA Buyer, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	9.11%	06/2024	12/2028	24,890	24,835	24,890	3.04%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Syndigo LLC
Software	First Lien(2)(6)	SOFR(Q)	+	4.50%	9.28%	08/2023	12/2027	$17,001	$16,241	$17,054
	Second Lien(2)(6)(8)	SOFR(Q)	+	8.00%	12.89%	10/2022	12/2028	7,358	6,916	7,358
								24,359	23,157	24,412	2.98%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.61%	09/2024	05/2029	19,094	19,094	19,094
	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	10.11%	10/2023	05/2029	4,604	4,566	4,604
								23,698	23,660	23,698	2.89%
Bullhorn, Inc.
Software	First Lien(8)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	11,127	11,114	11,127
	First Lien(8)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	7,481	7,467	7,481
	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	2,863	2,860	2,863
	First Lien(8)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	641	641	641
	First Lien(8)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	287	287	287
	First Lien(8)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	229	229	229
								22,628	22,598	22,628	2.76%
Superman Holdings, LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.86%	08/2024	08/2031	21,607	21,555	21,553	2.63%
Nielsen Consumer Inc.**
Business Services	First Lien(2)	SOFR(M)	+	4.75%	9.11%	06/2024	03/2028	21,155	20,184	21,106	2.57%
iCIMS, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.75%	10.38%	08/2022	08/2028	11,320	11,292	11,236
	First Lien(2)(8)	SOFR(Q)	+	5.75%	10.38%	08/2022	08/2028	9,587	9,537	9,515
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	10.34%	08/2022	08/2028	325	331	323
								21,232	21,160	21,074	2.57%
Vessco Midco Holdings, LLC
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	9.11%	07/2024	07/2031	19,463	19,371	19,366
	First Lien(8)(9) - Drawn	SOFR(S)	+	4.75%	9.04%	07/2024	07/2031	1,708	1,700	1,700
								21,171	21,071	21,066	2.57%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	6.75%	11.30%	10/2024	11/2029	21,019	20,761	20,757	2.53%
Knockout Intermediate Holdings I Inc. (12)
Kaseya Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	10.09%	11/2023	06/2029	11,277	11,190	11,277
	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	10.09%	06/2022	06/2029	7,925	7,885	7,925
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	10.09%	06/2022	06/2029	641	632	641
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.83%	06/2022	06/2029	290	289	290
	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	10.09%	06/2022	06/2029	71	71	71
								20,204	20,067	20,204	2.46%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Houghton Mifflin Harcourt Company
Education	First Lien(4)(7)	SOFR(M)	+	5.25%	9.71%	12/2023	04/2029	$11,556	$11,372	$11,401
	First Lien(2)(6)	SOFR(M)	+	5.25%	9.71%	09/2023	04/2029	8,723	8,300	8,606
								20,279	19,672	20,007	2.44%
Asurion, LLC
Business Services	First Lien(2)(6)	SOFR(M)	+	4.25%	8.61%	09/2024	09/2030	19,950	19,563	19,941	2.43%
CentralSquare Technologies, LLC
Software	First Lien(4)(7)(8)	SOFR(M)*	+	2.88% +3.38%/PIK	10.63%	04/2024	04/2030	19,829	19,611	19,829	2.42%
Brave Parent Holdings, Inc.
Software	First Lien(2)(6)(8)	SOFR(M)	+	5.00%	9.36%	11/2023	11/2030	10,626	10,579	10,626
	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.36%	11/2023	11/2030	7,827	7,827	7,827
	First Lien(4)(7)(8)(9) - Drawn	SOFR(M)	+	5.00%	9.36%	11/2023	11/2030	1,216	1,212	1,216
								19,669	19,618	19,669	2.40%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(M)	+	6.00%	10.36%	10/2023	11/2030	18,536	18,372	18,536	2.26%
YLG Holdings, Inc.
Business Services	First Lien(4)(8)	SOFR(Q)	+	4.75%	9.09%	06/2024	12/2030	18,305	18,305	18,305	2.23%
Enverus Holdings, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.50%	9.86%	12/2023	12/2029	17,627	17,513	17,627
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.50%	9.86%	12/2023	12/2029	40	42	40
								17,667	17,555	17,667	2.15%
MRI Software LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.08%	10/2024	02/2027	13,069	12,977	13,069
	First Lien(8)	SOFR(Q)	+	4.75%	9.08%	12/2023	02/2027	4,233	4,218	4,233
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.08%	08/2024	02/2027	252	248	252
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.08%	12/2023	02/2027	55	56	55
								17,609	17,499	17,609	2.15%
Eclipse Topco, Inc. (14)
Eclipse Buyer, Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	9.26%	09/2024	09/2031	17,280	17,197	17,195	2.10%
Oranje Holdco, Inc.
Education	First Lien(2)(6)(8)	SOFR(Q)	+	7.75%	12.32%	02/2023	02/2029	11,668	11,558	11,668
	First Lien(8)	SOFR(Q)	+	7.25%	11.82%	06/2024	02/2029	5,454	5,404	5,454
								17,122	16,962	17,122	2.09%
Safety Borrower Holdings LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.72%	03/2024	09/2027	15,938	15,938	15,938
	First Lien(8)(9) - Drawn	P(Q)	+	4.25%	11.75%	10/2024	09/2027	281	281	281
								16,219	16,219	16,219	1.98%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

OB Hospitalist Group, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.71%	10/2024	09/2027	$13,610	$13,610	$13,610
	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.71%	07/2024	09/2027	2,338	2,313	2,338
								15,948	15,923	15,948	1.98%
Relativity ODA LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.86%	01/2024	05/2029	15,655	15,618	15,591	1.90%
AAH Topco, LLC
Consumer Services	First Lien(8)(9) - Drawn	SOFR(M)	+	5.25%	9.71%	11/2023	12/2027	15,568	15,453	15,568	1.90%
Healthspan Buyer, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.58%	10/2024	10/2030	10,401	10,376	10,401
	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.58%	10/2023	10/2030	5,069	5,025	5,069
								15,470	15,401	15,470	1.90%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(S)	+	4.75%	9.03%	05/2024	12/2028	11,744	11,690	11,744
	First Lien(4)(7)(8)	SOFR(S)	+	4.75%	9.03%	05/2024	12/2028	3,062	3,048	3,062
								14,806	14,738	14,806	1.81%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)*	+	2.75% +2.75%/PIK	10.02%	08/2024	08/2031	14,413	14,275	14,269
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.41%	08/2024	08/2030	168	168	167
								14,581	14,443	14,436	1.76%
DOXA Insurance Holdings LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.60%	12/2023	12/2030	7,133	7,069	7,133
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.74%	12/2023	12/2030	6,553	6,495	6,553
								13,686	13,564	13,686	1.67%
GraphPAD Software, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.08%	06/2024	06/2031	12,830	12,799	12,798
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.08%	06/2024	06/2031	321	321	320
								13,151	13,120	13,118	1.60%
Diligent Corporation
Software	First Lien(4)(7)(8)	SOFR(S)	+	5.00%	10.09%	04/2024	08/2030	10,980	10,942	10,980
	First Lien(8)	SOFR(S)	+	5.00%	10.09%	04/2024	08/2030	1,882	1,876	1,882
								12,862	12,818	12,862	1.57%
Allworth Financial Group, L.P.
Financial Services	First Lien(8)	SOFR(M)	+	5.00%	9.36%	10/2023	12/2027	12,650	12,534	12,650
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.36%	10/2024	12/2027	149	148	149
								12,799	12,682	12,799	1.56%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

More cowbell II LLC
Business Services	First Lien(2)(6)(8)	SOFR(A)	+	5.00%	8.89%	08/2023	09/2030	$12,089	$12,011	$12,089
	First Lien(8)(9) - Drawn	SOFR(S)	+	5.00%	9.33%	08/2023	09/2029	692	689	692
								12,781	12,700	12,781	1.56%
CommerceHub, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	6.25%	10.90%	06/2023	12/2027	12,707	12,218	12,707	1.55%
Xactly Corporation
Software	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.86%	02/2023	07/2027	12,802	12,781	12,660	1.54%
Ciklum Inc.**
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	6.50%	11.17%	02/2024	02/2030	12,299	12,163	12,299	1.50%
Planview Parent, Inc.
Software	Second Lien(4)(7)	SOFR(Q)	+	5.75%	10.08%	06/2024	12/2028	12,117	12,081	12,086	1.47%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.25%	9.61%	09/2022	10/2029	9,962	9,852	9,962
	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.61%	09/2022	10/2029	1,050	1,045	1,050
								11,012	10,897	11,012	1.34%
Avalara, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	6.25%	10.58%	10/2022	10/2028	7,955	7,885	7,955
	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.58%	01/2024	10/2028	3,030	3,030	3,030
								10,985	10,915	10,985	1.34%
Foreside Financial Group, LLC
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.25%	9.71%	05/2022	09/2027	7,557	7,538	7,557
	First Lien(2)(6)(8)	SOFR(M)	+	5.25%	9.71%	10/2024	09/2027	1,840	1,840	1,840
	First Lien(8)	SOFR(M)	+	5.25%	9.71%	05/2022	09/2027	360	358	360
	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.71%	05/2022	09/2027	268	267	268
								10,025	10,003	10,025	1.22%
Pushpay USA Inc.**
Software	First Lien(4)(7)	SOFR(Q)	+	4.50%	8.83%	08/2024	08/2031	9,677	9,584	9,762	1.19%
GS Acquisitionco, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.25%	9.58%	03/2024	05/2028	6,446	6,437	6,446
	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.58%	03/2024	05/2028	2,326	2,331	2,326
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.58%	03/2024	05/2028	707	702	707
								9,479	9,470	9,479	1.16%
Michael Baker International, LLC
Business Services	First Lien(4)(7)	SOFR(M)	+	4.75%	9.11%	05/2024	12/2028	9,259	9,232	9,294	1.13%
Disco Parent, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	7.50%	12.01%	03/2023	03/2029	8,900	8,814	8,900	1.09%
Icefall Parent, Inc.
Software	First Lien(8)	SOFR(M)	+	6.50%	10.86%	01/2024	01/2030	8,696	8,619	8,696	1.06%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

FS WhiteWater Holdings, LLC (15)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.75%	10.23%	09/2024	12/2027	$3,885	$3,849	$3,885
	First Lien(2)(6)(8)	SOFR(Q)	+	6.00%	10.48%	07/2022	12/2027	4,728	4,698	4,728
								8,613	8,547	8,613	1.05%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(6)(8)	SOFR(M)	+	4.75%	9.21%	10/2024	10/2030	5,279	5,272	5,279
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	9.21%	10/2024	10/2030	1,716	1,707	1,716
	First Lien(8)	SOFR(M)	+	4.75%	9.21%	10/2024	10/2030	1,598	1,598	1,598
								8,593	8,577	8,593	1.05%
QBS Parent, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.27%	11/2024	11/2031	8,480	8,459	8,458	1.03%
Bluefin Holding, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.64%	09/2023	09/2029	8,148	8,069	8,148	0.99%
Optimizely North America Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.36%	10/2024	10/2031	8,000	7,961	7,960	0.97%
Databricks, Inc.
Software	First Lien(4)	SOFR(Q)	+	4.50%	8.83%	12/2024	01/2031	7,975	7,935	7,935	0.97%
Park Place Technologies, LLC
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.61%	07/2024	03/2031	7,654	7,635	7,635
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.25%	9.80%	07/2024	03/2030	258	258	258
								7,912	7,893	7,893	0.96%
Cloudera, Inc.
Software	Second Lien(2)(6)	SOFR(M)	+	6.00%	10.46%	10/2022	10/2029	7,900	6,817	7,777	0.95%
ComPsych Investments Corp.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.38%	07/2024	07/2031	7,763	7,744	7,744	0.94%
PDI TA Holdings, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	10.09%	01/2024	02/2031	6,058	6,031	6,058
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	10.00%	01/2024	02/2031	881	875	881
	First Lien(8)	SOFR(Q)	+	5.50%	10.09%	01/2024	02/2031	725	724	725
								7,664	7,630	7,664	0.93%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	9.11%	05/2024	06/2031	7,269	7,219	7,214
	First Lien(8)	SOFR(M)	+	4.75%	9.11%	05/2024	06/2031	313	312	309
								7,582	7,531	7,523	0.92%
Foundational Education Group, Inc.
Education	Second Lien(2)(6)(8)	SOFR(Q)	+	6.50%	11.35%	05/2022	08/2029	7,333	6,471	7,333	0.89%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

CRCI Longhorn Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.36%	08/2024	08/2031	$6,516	$6,484	$6,483
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.36%	08/2024	08/2031	489	486	486
								7,005	6,970	6,969	0.85%
Panzura Holdings, LLC (13)
Panzura, LLC
Software	First Lien(8)	Fixed(Q)*	+	4.00% +13.00%/PIK	17.00%	08/2023	08/2027	7,308	6,861	6,935	0.85%
Javelin Buyer, Inc.
Software	Second Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.69%	10/2024	12/2032	6,470	6,438	6,438	0.79%
Anaplan, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.25%	9.58%	01/2024	06/2029	3,333	3,333	3,333
	First Lien(2)(8)	SOFR(Q)	+	5.25%	9.58%	06/2022	06/2029	3,000	2,979	3,000
								6,333	6,312	6,333	0.77%
Greenway Health, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	6.75%	11.08%	12/2023	04/2029	6,302	6,222	6,302	0.77%
Zest Acquisition Corp.
Healthcare	First Lien(2)(6)	SOFR(Q)	+	5.25%	9.84%	04/2023	02/2028	6,136	6,006	6,213	0.76%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(8)	SOFR(Q)	+	7.50%	11.93%	07/2022	07/2029	3,096	3,068	3,096
	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	10.21%	07/2022	07/2028	2,694	2,677	2,694
								5,790	5,745	5,790	0.71%
Project Accelerate Parent, LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.61%	02/2024	02/2031	5,613	5,587	5,613	0.68%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	9.83%	11/2022	04/2029	5,437	5,377	5,437
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.83%	11/2022	04/2029	83	84	83
								5,520	5,461	5,520	0.67%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.57%	11/2024	11/2031	5,258	5,219	5,218
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.46%	11/2024	11/2031	245	244	244
								5,503	5,463	5,462	0.67%
Bayou Intermediate II, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	9.35%	12/2024	08/2028	5,408	5,372	5,408	0.66%
RxB Holdings, Inc.
Healthcare	First Lien(2)(6)(8)	SOFR(M)	+	5.25%	9.61%	06/2023	12/2027	5,189	5,097	5,189	0.63%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Smile Doctors LLC
Healthcare	First Lien(2)(6)(8)	SOFR(S)	+	5.90%	10.81%	05/2022	12/2028	$3,795	$3,776	$3,727
	First Lien(2)(6)(8)	SOFR(S)	+	5.90%	10.81%	05/2022	12/2028	1,117	1,103	1,097
	First Lien(8)(9) - Drawn	SOFR(S)	+	5.90%	10.68%	06/2023	12/2028	341	338	335
								5,253	5,217	5,159	0.63%
LSCS Holdings, Inc.
Healthcare	First Lien(4)(7)	SOFR(M)	+	4.50%	8.97%	09/2024	12/2028	4,974	4,974	5,015	0.61%
Bracket Intermediate Holding Corp.
Healthcare	First Lien(2)(6)	SOFR(Q)	+	4.25%	8.58%	05/2023	05/2028	4,898	4,791	4,949	0.60%
Adelaide Borrower, LLC**
Software	First Lien(8)	SOFR(Q)	+	6.25%	10.58%	05/2024	05/2030	4,698	4,656	4,698	0.57%
LogRhythm, Inc.
Software	First Lien(2)(6)(8)	SOFR(M)	+	7.50%	11.86%	07/2024	07/2029	4,196	4,138	4,196	0.51%
PDQ.com Corporation
Software	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	9.41%	10/2023	08/2027	3,927	3,899	3,927	0.47%
WatchGuard Technologies, Inc.
Software	First Lien(2)(6)	SOFR(M)	+	5.25%	9.61%	08/2022	07/2029	3,703	3,616	3,677	0.45%
KENE Acquisition, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.84%	02/2024	02/2031	3,509	3,477	3,509
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.25%	9.59%	02/2024	02/2031	162	161	162
								3,671	3,638	3,671	0.45%
Businessolver.com, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	9.93%	10/2023	12/2027	3,457	3,457	3,457
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.93%	10/2023	12/2027	148	148	148
								3,605	3,605	3,605	0.44%
Next Holdco, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.75%	10.27%	11/2023	11/2030	3,494	3,471	3,494	0.43%
CB Buyer, Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.61%	07/2024	07/2031	3,308	3,293	3,292	0.40%
DOCS, MSO, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	10.40%	06/2022	06/2028	2,958	2,958	2,942	0.36%
Galway Borrower LLC
Business Services	First Lien(8)	SOFR(Q)	+	4.50%	8.83%	04/2024	09/2028	1,806	1,780	1,788
	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.83%	04/2024	09/2028	1,090	1,083	1,080
								2,896	2,863	2,868	0.35%
Barracuda Parent, LLC
Software	First Lien(2)(6)	SOFR(Q)	+	4.50%	9.09%	05/2022	08/2029	2,940	2,908	2,731	0.33%
Zone Climate Services, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	6.00%	10.80%	10/2023	03/2028	2,446	2,436	2,446
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	10.42%	11/2023	03/2028	222	221	217
								2,668	2,657	2,663	0.31%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

KENG Acquisition, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.00%	9.36%	08/2023	08/2029	$1,838	$1,819	$1,838
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.36%	08/2023	08/2029	626	620	626
								2,464	2,439	2,464	0.30%
TigerConnect, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(S)*	+	3.38% +3.38%/PIK	11.39%	11/2024	02/2028	2,337	2,320	2,337	0.28%
KWOR Acquisition, Inc.
Business Services	First Lien(2)(6)(8)	P(Q)(11)	+	4.25%	11.75%	06/2022	12/2028	1,906	1,894	1,542
	First Lien(8)	P(Q)(11)	+	4.25%	11.75%	06/2022	12/2028	555	555	449
								2,461	2,449	1,991	0.24%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(7)(8)	SOFR(S)	+	5.25%	9.78%	06/2023	06/2028	1,940	1,931	1,940	0.24%
Fortis Solutions Group, LLC
Packaging	First Lien(8)	SOFR(Q)	+	5.50%	9.93%	06/2022	10/2028	1,056	1,056	1,056
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.90%	06/2022	10/2028	418	413	418
	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.93%	06/2022	10/2028	377	377	377
								1,851	1,846	1,851	0.22%
KPSKY Acquisition Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	10.15%	06/2022	10/2028	1,745	1,734	1,679
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	10.36%	11/2023	10/2028	19	19	18
								1,764	1,753	1,697	0.20%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(8)(9) - Drawn	SOFR(S)	+	4.75%	9.18%	06/2024	12/2028	1,552	1,539	1,552	0.18%
Calabrio, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	10.01%	01/2024	04/2027	840	834	840	0.09%
Daxko Acquisition Corporation
Software	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.37%	07/2024	10/2028	97	96	97	0.01%
Total Funded Debt Investments - United States								$1,482,878	$1,466,211	$1,479,321	180.39%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.63%	12/2022	12/2029	$3,445	$3,405	$3,445
	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.63%	12/2023	12/2029	1,342	1,330	1,342
								4,787	4,735	4,787	0.58%
Total Funded Debt Investments - Australia								$4,787	$4,735	$4,787	0.58%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Structured Financing Obligation - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligations	SOFR(S)	+	7.00%	11.46%	11/2024	01/2037	$1,996	$1,996	$1,996	0.24%
Total Structured Financing Obligation - United States								$1,996	$1,996	$1,996	0.24%
Total Funded Debt Investments								$1,489,661	$1,472,942	$1,486,104	181.21%
Equity - United States
HIG Intermediate, Inc. (16)
Business Services	Preferred shares	Fixed(Q)*		11.00%/PIK	11.00%	12/2024	—	14,557	$14,448	$14,448	1.76%
Portage Point Partners, LP
Business Services	Preferred shares (5)(8)	Fixed(S)*		14.00%/PIK	14.00%	09/2024	—	77,399	7,935	7,932
	Ordinary Shares (5)(8)	—		—	—	09/2024	—	667	2,415	2,415
								78,066	10,350	10,347	1.26%
Eclipse Topco, Inc. (14)
Software	Preferred shares (8)	Fixed(S)*		12.50%/PIK	12.50%	09/2024	—	461	4,743	4,742	0.58%
Knockout Intermediate Holdings I Inc. (12)
Software	Preferred shares (8)	SOFR(S)*	+	10.75%/PIK	15.03%	06/2022	—	789	1,084	1,094	0.13%
FS WhiteWater Holdings, LLC (15)
Consumer Services	Preferred shares (8)	Fixed(A)*		20.00%/PIK	20.00%	10/2024	—	1,396	183	182	0.02%
Panzura Holdings, LLC (13)
Software	Ordinary Shares (3)(8)	—		—	—	09/2023	—	88,767	480	144	0.02%
Total Shares - United States									$31,288	$30,957	3.77%
Total Shares									$31,288	$30,957	3.77%
Total Funded Investments									$1,504,230	$1,517,061	184.98%
Unfunded Debt Investments - United States
Accession Risk Management Group, Inc.
Business Services	First Lien(9) - Undrawn	—		—	—	08/2024	08/2026	$3,579	$(8)	$4
	First Lien(9) - Undrawn	—		—	—	08/2024	11/2029	469	(1)	—
								4,048	(9)	4	0.00%
Project Accelerate Parent, LLC
Software	First Lien(8)(9) - Undrawn	—		—	—	02/2024	02/2031	807	(4)	—	—%
AAH Topco, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—		—	—	11/2023	11/2025	7,525	—	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(8)(9) - Undrawn	—		—	—	10/2024	10/2026	7,816	—	—	—%
	First Lien(8)(9) - Undrawn	—		—	—	10/2024	12/2027	368	(2)	—
								8,184	(2)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	07/2028	$1,772	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	07/2028	852	—	—
							2,624	—	—	—%
Avalara, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2022	10/2028	1,098	(6)	—	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	06/2024	12/2025	5,598	—	—	—%
Bluefin Holding, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	09/2023	09/2029	626	(6)	—	—%
Brave Parent Holdings, Inc.
Software	First Lien(4)(7)(8)(9) - Undrawn	—	—	—	11/2023	05/2025	887	—	—
	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2030	1,056	(3)	—
							1,943	(3)	—	—%
Bullhorn, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	1,556	(3)	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	10/2029	788	(1)	—
							2,344	(4)	—	—%
Businessolver.com, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2023	06/2025	473	—	—	—%
Ciklum Inc.**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2024	08/2025	15,496	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2030	3,874	(41)	—
							19,370	(41)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	09/2022	05/2026	2,059	(16)	—
	First Lien(8)(9) - Undrawn	—	—	—	09/2022	10/2029	1,480	(15)	—
							3,539	(31)	—	—%
Coupa Holdings, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	02/2023	08/2025	3,524	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2023	02/2029	2,698	(12)	—
							6,222	(12)	—	—%
Databricks, Inc.
Software	First Lien(9) - Undrawn	—	—	—	12/2024	07/2026	1,772	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Daxko Acquisition Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	$2,319	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	10/2028	483	(3)	—
							2,802	(3)	—	—%
Diligent Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2026	1,882	(6)	—
	First Lien(8)(9) - Undrawn	—	—	—	04/2024	08/2030	1,255	(4)	—
							3,137	(10)	—	—%
DOXA Insurance Holdings LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2025	231	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	3,046	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2029	1,540	(13)	—
							4,817	(13)	—	—%
Enverus Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2025	888	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2029	1,311	(10)	—
							2,199	(10)	—	—%
Disco Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2023	03/2029	890	(8)	—	—%
Al Altius US Bidco, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	3,077	—	—	—%
Adelaide Borrower, LLC**
Software	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	1,048	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2030	667	(6)	—
							1,715	(6)	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2023	08/2025	776	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	394	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2023	08/2029	506	(5)	—
							1,676	(5)	—	—%
Icefall Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2024	01/2030	828	(7)	—	—%
KENE Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2026	1,398	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2031	468	(4)	—
							1,866	(4)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Foreside Financial Group, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	$4,337	$(2)	$—
	First Lien(8)(9) - Undrawn	—	—	—	05/2022	09/2027	581	(1)	—
							4,918	(3)	—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2025	4,106	—	—	—%
HIG Intermediate, Inc. (16)
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	6,409	—	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2024	09/2028	3,146	(15)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	2,482	—	—
	First Lien(8)(9) - Undrawn	—	—	—	03/2024	05/2028	2,418	(5)	—
							4,900	(5)	—	—%
Knockout Intermediate Holdings I Inc. (12)
Kaseya Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2025	2,446	—	—
	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2029	861	(6)	—
							3,307	(6)	—	—%
Oranje Holdco, Inc.
Education	First Lien(8)(9) - Undrawn	—	—	—	02/2023	02/2029	1,458	(12)	—	—%
LogRhythm, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2029	420	(6)	—	—%
GC Waves Holdings, Inc.
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	10/2024	10/2026	12,588	—	—	—%
MRI Software LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2024	09/2026	2,391	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2023	02/2027	933	(5)	—
							3,324	(5)	—	—%
Next Holdco, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2025	903	—	—
	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2029	339	(2)	—
							1,242	(2)	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	10/2024	09/2027	1,933	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

OEConnection LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2026	$4,488	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2026	4,910	—	—
	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2031	2,805	(13)	—
							12,203	(13)	—	—%
PDI TA Holdings, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2024	02/2026	697	—	—
	First Lien(8)(9) - Undrawn	—	—	—	01/2024	02/2031	684	(3)	—
							1,381	(3)	—	—%
PDQ.com Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2023	10/2025	2,585	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	08/2027	1,426	(10)	—
							4,011	(10)	—	—%
PetVet Care Centers, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	10/2023	11/2025	2,442	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	11/2029	2,442	(20)	—
							4,884	(20)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(8)(9) - Undrawn	—	—	—	11/2022	04/2029	333	(5)	—	—%
Riskonnect Parent, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	6,349	—	—	—%
Safety Borrower Holdings LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2024	09/2027	844	—	—	—%
More cowbell II LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2023	09/2025	1,330	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2023	09/2029	1,038	(8)	—
							2,368	(8)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	10/2023	10/2030	1,229	(10)	—	—%
TigerConnect, Inc.
Healthcare	First Lien(4)(7)(8)(9) - Undrawn	—	—	—	11/2024	12/2025	93	—	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(7)(8)(9) - Undrawn	—	—	—	06/2023	04/2025	1,111	(5)	—	—%
CentralSquare Technologies, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2030	2,205	(24)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

USRP Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2023	07/2025	$90	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	5,963	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	12/2029	1,358	(3)	—
							7,411	(3)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	08/2022	08/2029	426	(3)	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2026	4,839	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2026	1,851	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2024	10/2028	536	(3)	—
							7,226	(3)	—	—%
YLG Holdings, Inc.
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	12/2030	1,623	—	—	—%
DOCS, MSO, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2028	282	—	(2)	(0.00)%
QBS Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	11/2024	11/2031	895	(2)	(2)	(0.00)%
Optimizely North America Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2024	10/2031	750	(4)	(4)	(0.00)%
Smile Doctors LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2023	03/2025	226	—	(4)	(0.00)%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2024	11/2026	2,103	—	—
	First Lien(8)(9) - Undrawn	—	—	—	11/2024	11/2031	631	(5)	(5)
							2,734	(5)	(5)	(0.00)%
Zone Climate Services, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2023	03/2028	222	(2)	(5)
	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2025	2,222	—	—
							2,444	(2)	(5)	(0.00)%
Park Place Technologies, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2024	03/2030	643	(2)	(2)
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	09/2025	1,201	(3)	(3)
							1,844	(5)	(5)	(0.00)%
ComPsych Investments Corp.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2027	2,222	—	(6)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Relativity ODA LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2024	05/2029	$1,401	$(3)	$(6)	(0.00)%
Xactly Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2027	538	—	(6)	(0.00)%
CB Buyer, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	934	—	(5)
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2031	364	(2)	(2)
							1,298	(2)	(7)	(0.00)%
GraphPAD Software, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2031	1,206	(3)	(3)
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2026	2,894	(7)	(7)
							4,100	(10)	(10)	(0.00)%
iCIMS, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2022	08/2028	1,300	(11)	(10)	(0.00)%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	1,629	—	(8)
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	597	(3)	(3)
							2,226	(3)	(11)	(0.00)%
Eclipse Topco, Inc. (14)
Eclipse Buyer, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	09/2024	09/2026	2,930	—	(15)	(0.00)%
Runway Bidco, LLC
Software	First Lien(9) - Undrawn	—	—	—	12/2024	12/2026	7,265	—	—
	First Lien(9) - Undrawn	—	—	—	12/2024	12/2031	3,633	(18)	(18)
							10,898	(18)	(18)	(0.00)%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	06/2026	1,144	(2)	(9)
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	06/2030	1,603	(11)	(12)
							2,747	(13)	(21)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	842	—	(8)
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2030	1,515	(15)	(15)
							2,357	(15)	(23)	(0.00)%
Superman Holdings, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	7,034	—	(18)
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	3,115	(7)	(8)
							10,149	(7)	(26)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Vessco Midco Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2031	$2,163	$(10)	$(11)
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	4,779	—	(24)
							6,942	(10)	(35)	(0.01)%
KPSKY Acquisition Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2025	1,568	—	(47)	(0.01)%
Model N, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2026	6,549	—	(33)
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2031	3,493	(16)	(17)
							10,042	(16)	(50)	(0.01)%
NC Topco, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	8,738	—	(44)
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	09/2031	3,495	(17)	(17)
							12,233	(17)	(61)	(0.01)%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	8,661	—	(43)
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	4,097	(20)	(20)
							12,758	(20)	(63)	(0.01)%
Total Unfunded Debt Investments - United States							$285,512	$(508)	$(438)	(0.05)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2022	12/2028	$320	$(3)	$—	—%
Total Unfunded Debt Investments - Australia							$320	$(3)	$—	—%
Total Unfunded Debt Investments							$285,832	$(511)	$(438)	(0.05)%
Total Non-Controlled/Non-Affiliated Investments								$1,503,719	$1,516,623	184.93%
Total Investments								$1,503,719	$1,516,623	184.93%

(1)New Mountain Guardian IV BDC, L.L.C. (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)Investment is held by New Mountain Guardian IV SPV, L.L.C.
(3)Investment is held by New Mountain Guardian IV Panzura, Inc.
(4)Investment is held by New Mountain Guardian IV Holdings, L.L.C.
(5)Investment is held by New Mountain Guardian IV PPP, Inc.
(6)Investment is pledged as collateral for the UBS Credit Facility (as defined below), a revolving credit facility among the Company as collateral manager, equity holder and seller, New Mountain Guardian IV SPV, L.L.C. as the borrower, UBS AG London Branch as the administrative agent, U.S. Bank Trust Company, National Association, as the collateral agent, and U.S. Bank National Association as the document custodian. See Note 6. Borrowings, for details.
(7)Investment is pledged as collateral for the Wells Credit Facility (as defined below), a revolving credit facility among the Company as collateral manager, equity holder and seller, New Mountain Guardian IV Holdings, L.L.C. as the borrower, Wells Fargo Bank, National Association as the swingline lender and administrative agent, Western Alliance Trust Company, N.A. as the collateral custodian. See Note 6. Borrowings, for details.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)
(8)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(9)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(10)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2024.
(11)Investment is on non-accrual status. See Note 3. Investments, for details.
(12)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. and a first lien term loan, a first lien revolver and two first lien delayed draws in Kaseya, Inc., a wholly-owned subsidiary of Knockout Intermediate Holdings I, Inc.
(13)The Company holds common equity in Panzura Holdings, LLC and a first lien term loan in Panzura, LLC, a wholly-owned subsidiary of Panzura Holdings, LLC.
(14)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc.
(15)The Company holds preferred equity in FS WhiteWater Holdings, LLC and a first lien term loan and a first lien delayed draw in FS WhiteWater Borrower, LLC, a wholly-owned subsidiary of FS WhiteWater Holdings, LLC.
(16)The Company holds preferred equity in HIG Intermediate, Inc. and a first lien term loan and a first lien delayed draw in Higginbotham Insurance Agency, Inc., a wholly-owned subsidiary of HIG Intermediate, Inc..
*    All or a portion of interest contains payment in kind ("PIK") interest. See Note 2. Summary of Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2024, 3.53% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024

December 31, 2024
Investment Type	Percent of Total Investments at Fair Value
First lien	94.25%
Second lien	2.70%
Subordinated	0.88%
Structured finance obligations	0.13%
Equity and other	2.04%
Total investments	100.00%

December 31, 2024
Industry Type	Percent of Total Investments at Fair Value
Software	44.92%
Business Services	28.59%
Healthcare	9.04%
Financial Services	6.08%
Consumer Services	5.07%
Education	2.93%
Food & Beverage	2.76%
Distribution & Logistics	0.36%
Investment Fund	0.13%
Packaging	0.12%
Total investments	100.00%

December 31, 2024
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	96.89%
Fixed rates	3.11%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Sierra Enterprises, LLC
Food & Beverage	First Lien	SOFR(Q)*	+	2.50% +4.25%/PIK	12.13%	04/2023	05/2027	$15,337	$13,253	$14,225
	First Lien(2)	SOFR(Q)*	+	2.50% +4.25%/PIK	12.13%	07/2023	05/2027	12,087	9,632	11,211
								27,424	22,885	25,436	9.20%
Affinipay Midco, LLC
Software	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.88%	10/2023	06/2028	13,737	13,737	13,737
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.86%	07/2022	06/2028	6,579	6,546	6,579
	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.88%	10/2023	06/2028	2,104	2,104	2,104
	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.88%	10/2023	06/2028	1,373	1,373	1,373
	First Lien(4)	SOFR(Q)	+	5.50%	10.88%	07/2022	06/2028	933	924	933
								24,726	24,684	24,726	8.94%
Nielsen Consumer Inc.**
Business Services	First Lien(2)	SOFR(M)	+	6.25%	11.61%	02/2023	03/2028	21,401	20,238	20,991	7.59%
Associations, Inc.
Business Services	First Lien(2)(4)	SOFR(Q)*	+	4.00% +2.50%/PIK	12.16%	10/2023	07/2027	20,329	20,233	20,329	7.35%
Coupa Holdings, LLC
Software	First Lien(2)(4)	SOFR(M)	+	7.50%	12.86%	02/2023	02/2030	19,683	19,459	19,882	7.19%
Knockout Intermediate Holdings I Inc. (7)
Kaseya Inc.
Software	First Lien(4)	SOFR(Q)*	+	3.50% +2.50%/PIK	11.38%	11/2023	06/2029	11,191	11,088	11,191
	First Lien(2)(4)	SOFR(Q)*	+	3.50% +2.50%/PIK	11.38%	06/2022	06/2029	7,865	7,818	7,865
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.50%	10.86%	06/2022	06/2029	290	288	290
	First Lien(4)(5) - Drawn	SOFR(Q)*	+	3.50% +2.50%/PIK	11.38%	06/2022	06/2029	71	64	71
								19,417	19,258	19,417	7.02%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)	SOFR(M)	+	6.00%	11.36%	10/2023	11/2030	18,723	18,537	18,729	6.77%
Syndigo LLC
Software	First Lien(2)(4)	SOFR(M)	+	4.50%	9.97%	08/2023	12/2027	17,177	16,197	17,177
	Second Lien(2)(4)	SOFR(M)	+	8.00%	13.48%	10/2022	12/2028	1,475	1,099	1,475
								18,652	17,296	18,652	6.74%
Geo Parent Corporation
Business Services	First Lien(2)(4)	SOFR(S)	+	5.25%	10.80%	04/2023	12/2028	17,761	17,504	17,761	6.42%
Enverus Holdings, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.50%	10.86%	12/2023	12/2029	17,761	17,628	17,627	6.37%
Pye-Barker Fire & Safety, LLC
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.00%	09/2023	11/2027	17,411	17,328	17,411	6.30%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.23%	10/2023	10/2027	$8,232	$8,232	$8,232
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.23%	10/2023	10/2027	5,110	5,110	5,110
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.23%	10/2023	10/2027	2,209	2,209	2,209
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.23%	10/2023	10/2027	1,271	1,271	1,271
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.11%	10/2023	10/2027	178	178	178
								17,000	17,000	17,000	6.15%
Virtusa Corporation
Business Services	Subordinated	FIXED(S)	+	7.13%	7.13%	07/2022	12/2028	17,695	14,314	15,202	5.50%
Houghton Mifflin Harcourt Company
Education	First Lien(2)	SOFR(M)	+	5.25%	10.71%	09/2023	04/2029	8,812	8,312	8,657
	First Lien	SOFR(M)	+	5.25%	10.71%	12/2023	04/2029	5,486	5,315	5,390
								14,298	13,627	14,047	5.09%
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(4)(5) - Drawn	SOFR(M)	+	5.50%	10.96%	08/2023	11/2028	13,619	13,554	13,619	4.92%
iCIMS, Inc.
Software	First Lien(2)(4)	SOFR(Q)*	+	3.38% +3.88%/PIK	12.62%	08/2022	08/2028	9,587	9,523	9,657
	First Lien(4)	SOFR(Q)*	+	3.38% +3.88%/PIK	12.62%	08/2022	08/2028	2,919	2,894	2,941
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.75%	12.10%	08/2022	08/2028	152	153	152
								12,658	12,570	12,750	4.61%
More cowbell II LLC
Business Services	First Lien(2)(4)	SOFR(S)	+	6.00%	11.48%	08/2023	09/2030	12,212	12,123	12,119
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.00%	11.37%	08/2023	09/2029	319	318	316
								12,531	12,441	12,435	4.50%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(4)	SOFR(S)	+	5.08%	10.43%	10/2023	12/2028	4,425	4,403	4,425
	First Lien(2)(4)	SOFR(S)	+	5.08%	10.43%	10/2023	12/2028	3,999	3,979	3,999
	First Lien(2)(4)	SOFR(S)	+	5.08%	10.43%	10/2023	12/2028	3,321	3,297	3,321
								11,745	11,679	11,745	4.25%
Oranje Holdco, Inc.
Education	First Lien(2)(4)	SOFR(Q)	+	7.50%	12.88%	02/2023	02/2029	11,667	11,538	11,667	4.22%
USRP Holdings, Inc.
Business Services	First Lien(2)(4)	SOFR(S)	+	5.75%	11.18%	10/2023	07/2027	10,968	10,942	10,968
	First Lien(4)(5) - Drawn	SOFR(S)	+	5.75%	11.18%	07/2023	07/2027	605	595	605
								11,573	11,537	11,573	4.18%
Brave Parent Holdings, Inc.
Software	First Lien(2)(4)	SOFR(M)	+	5.00%	10.36%	11/2023	11/2030	10,706	10,653	10,653	3.85%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(4)	SOFR(M)	+	6.75%	12.11%	09/2022	10/2029	10,063	9,934	10,063	3.64%
CommerceHub, Inc.
Software	First Lien(2)(4)	SOFR(Q)	+	6.25%	11.79%	06/2023	12/2027	9,836	9,222	9,836	3.56%
Disco Parent, Inc.
Software	First Lien(2)(4)	SOFR(Q)	+	7.50%	12.89%	03/2023	03/2029	8,900	8,799	8,956	3.24%
Optiv Parent Inc.
Business Services	First Lien(2)	SOFR(Q)	+	5.25%	10.63%	04/2023	07/2026	9,088	8,826	8,705	3.15%
Ncontracts, LLC
Software	First Lien	SOFR(S)	+	6.50%	11.80%	12/2023	12/2029	8,372	8,268	8,267	2.99%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Avalara, Inc.
Software	First Lien(2)(4)	SOFR(Q)	+	7.25%	12.60%	10/2022	10/2028	$7,955	$7,871	$7,955	2.88%
Cloudera, Inc.
Software	Second Lien(2)	SOFR(M)	+	6.00%	11.46%	10/2022	10/2029	7,900	6,666	7,610	2.75%
DS Admiral Bidco, LLC
Software	First Lien(2)(4)	SOFR(Q)	+	7.00%	12.35%	12/2022	03/2028	7,472	7,373	7,564	2.73%
Foundational Education Group, Inc.
Education	Second Lien(2)(4)	SOFR(Q)	+	6.50%	12.14%	05/2022	08/2029	7,333	6,350	7,203	2.60%
DOXA Insurance Holdings LLC
Business Services	First Lien	SOFR(Q)	+	5.50%	10.87%	12/2023	12/2030	7,187	7,114	7,114	2.57%
Xactly Corporation
Software	First Lien(4)	SOFR(Q)	+	7.25%	12.74%	02/2023	07/2025	6,547	6,515	6,547	2.37%
Bluefin Holding, LLC
Software	First Lien(4)	SOFR(S)	+	7.25%	12.72%	09/2023	09/2029	6,351	6,274	6,271	2.27%
Greenway Health, LLC
Healthcare	First Lien	SOFR(S)	+	6.75%	11.93%	12/2023	04/2029	6,349	6,254	6,254	2.26%
Zest Acquisition Corp.
Healthcare	First Lien(2)	SOFR(M)	+	5.50%	10.86%	04/2023	02/2028	6,199	6,033	6,087	2.20%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(4)	SOFR(Q)	+	8.25%	13.70%	07/2022	07/2029	3,150	3,116	3,150
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	07/2022	07/2028	2,722	2,701	2,722
								5,872	5,817	5,872	2.12%
Panzura Holdings, LLC (8)
Panzura, LLC
Software	First Lien(4)	Fixed(Q)*	+	2.00% +15.00%/PIK	17.00%	08/2023	08/2027	6,292	5,731	5,671	2.05%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(4)	SOFR(Q)	+	6.75%	12.10%	11/2022	04/2029	5,492	5,421	5,492
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.75%	12.10%	11/2022	04/2028	83	83	83
								5,575	5,504	5,575	2.02%
RxB Holdings, Inc.
Healthcare	First Lien(2)(4)	SOFR(M)	+	5.25%	10.61%	06/2023	12/2027	5,242	5,122	5,242	1.90%
Healthspan Buyer, LLC
Healthcare	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.10%	10/2023	10/2030	5,120	5,070	5,069	1.83%
Project Ruby Ultimate Parent Corp.
Healthcare	First Lien(2)(4)	SOFR(M)	+	5.75%	11.22%	08/2022	03/2028	4,938	4,880	4,988	1.80%
Bracket Intermediate Holding Corp.
Healthcare	First Lien(2)	SOFR(Q)	+	5.00%	10.45%	05/2023	05/2028	4,948	4,815	4,958	1.79%
IMO Investor Holdings, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)	+	6.00%	11.40%	05/2022	05/2029	4,547	4,511	4,510
	First Lien(4)(5) - Drawn	SOFR(S)	+	6.00%	11.39%	05/2022	05/2029	403	400	400
	First Lien(4)(5) - Drawn	SOFR(S)	+	6.00%	11.42%	05/2022	05/2028	22	23	22
								4,972	4,934	4,932	1.78%

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

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2023	08/2025	$6,847	$—	$—	—%
iCIMS, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	08/2022	08/2024	2,557	—	—
	First Lien(4)(5) - Undrawn	—	—	—	08/2022	08/2028	761	(7)	—
							3,318	(7)	—	—%
Knockout Intermediate Holdings I Inc. (7)
Kaseya Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2024	1,078	—	—
	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2029	861	(6)	—
							1,939	(6)	—	—%
Oranje Holdco, Inc.
Education	First Lien(4)(5) - Undrawn	—	—	—	02/2023	02/2029	1,458	(16)	—	—%
GC Waves Holdings, Inc.
Financial Services	First Lien(4)(5) - Undrawn	—	—	—	07/2023	12/2024	4,543	—	—	—%
PDQ.com Corporation
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2023	10/2025	2,584	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2023	08/2027	1,427	(13)	—
							4,011	(13)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	11/2022	04/2028	333	(5)	—	—%
Accession Risk Management Group, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2023	02/2025	3,687	—	—	—%
Zone Climate Services, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	11/2023	02/2024	667	—	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2023	11/2025	2,222	—	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2023	03/2028	406	(4)	—
							3,295	(4)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(5) - Undrawn	—	—	—	06/2023	06/2024	1,672	—	—	—%
USRP Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	07/2023	07/2025	1,721	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2023	07/2027	698	(2)	—
							2,419	(2)	—	—%
Project Power Buyer, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2023	05/2025	184	(2)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	08/2022	08/2029	$426	$(3)	$—
	First Lien(4)(5) - Undrawn	—	—	—	09/2023	09/2025	17,084	—	—
							17,510	(3)	—	—%
MRI Software LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2023	12/2025	3,383	—	—
	First Lien(4)(5) - Undrawn	—	—	—	12/2023	02/2027	338	(2)	(1)
							3,721	(2)	(1)	(0.00)%
Brave Parent Holdings, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	11/2023	05/2025	1,217	—	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2023	11/2030	608	(3)	(3)
							1,825	(3)	(3)	(0.00)%
Next Holdco, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	11/2023	11/2025	903	—	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2023	11/2029	339	(2)	(3)
							1,242	(2)	(3)	(0.00)%
Groundworks, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	03/2023	09/2024	149	—	(1)
	First Lien(4)(5) - Undrawn	—	—	—	03/2023	03/2029	181	(2)	(2)
							330	(2)	(3)	(0.00)%
DOCS, MSO, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2028	282	—	(5)	(0.00)%
Smile Doctors LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	06/2023	03/2025	570	—	(8)	(0.00)%
Bluefin Holding, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	09/2023	09/2029	626	(7)	(8)	(0.00)%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(4)(5) - Undrawn	—	—	—	07/2022	07/2024	1,024	—	(8)	(0.00)%
Enverus Holdings, Inc.
Business Services	First Lien(5) - Undrawn	—	—	—	12/2023	12/2025	888	—	—
	First Lien(5) - Undrawn	—	—	—	12/2023	12/2029	1,351	(10)	(10)
							2,239	(10)	(10)	(0.00)%
Ncontracts, LLC
Software	First Lien(5) - Undrawn	—	—	—	12/2023	12/2025	773	—	—
	First Lien(5) - Undrawn	—	—	—	12/2023	12/2029	773	(10)	(10)
							1,546	(10)	(10)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
IMO Investor Holdings, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	05/2022	05/2028	$526	$(5)	$(4)
	First Lien(4)(5) - Undrawn	—	—	—	05/2022	05/2024	691	—	(6)
							1,217	(5)	(10)	(0.00)%
More cowbell II LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2023	09/2025	1,330	—	—
	First Lien(4)(5) - Undrawn	—	—	—	08/2023	09/2029	1,410	(11)	(11)
							2,740	(11)	(11)	(0.00)%
Healthspan Buyer, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	10/2023	10/2030	1,229	(12)	(12)	(0.01)%
AWP Group Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2023	12/2029	322	(3)	(3)
	First Lien(4)(5) - Undrawn	—	—	—	08/2023	08/2025	1,026	—	(10)
							1,348	(3)	(13)	(0.01)%
DOXA Insurance Holdings LLC
Business Services	First Lien(5) - Undrawn	—	—	—	12/2023	12/2025	6,829	—	—
	First Lien(5) - Undrawn	—	—	—	12/2023	12/2029	1,540	(15)	(15)
							8,369	(15)	(15)	(0.01)%
KPSKY Acquisition Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	11/2023	11/2025	1,567	—	(16)	(0.01)%
KENG Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2023	08/2029	450	(6)	(6)
	First Lien(4)(5) - Undrawn	—	—	—	08/2023	08/2025	1,176	—	(15)
							1,626	(6)	(21)	(0.01)%
Fortis Solutions Group, LLC
Packaging	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2024	5,420	—	(34)	(0.02)%
Sun Acquirer Corp.
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2024	5,000	—	(84)	(0.03)%
Total Unfunded Debt Investments - United States							$143,774	$(223)	$(256)	(0.09)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2022	12/2028	$320	$(4)	$—	—%
Total Unfunded Debt Investments - Australia							$320	$(4)	$—	—%
Total Unfunded Debt Investments							$144,094	$(227)	$(256)	(0.09)%
Total Non-Controlled/Non-Affiliated Investments								$569,247	$580,466	209.88%
Total Investments								$569,247	$580,466	209.88%

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

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C.
December 31, 2024
(in thousands, except unit data)

Note 1. Formation and Business Purpose
New Mountain Guardian IV BDC, L.L.C. (the "Company") is a Delaware limited liability company formed on March 18, 2022. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be treated for U.S. federal income tax purposes, and intends to comply with the requirements to continue to qualify annually as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C., is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with over $55.0 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (each, a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 24-month period following the initial closing of Capital Commitments, which occurred on May 4, 2022 (the "Closing Period"). On April 15, 2024, pursuant to our Limited Liability Company Agreement, as amended and restated on December 6, 2023 (the "Third A&R LLC Agreement"), the Investment Adviser elected to extend the Closing Period from 24 months to 30 months after the initial closing of the Private Offering. As a result of the foregoing, the Company extended the end of the period during which it may hold subsequent closings from May 4, 2024 to November 4, 2024. At the end of the Closing Period, the Company had aggregate Capital Commitments from investors of $1.2 billion. The Company accepted and drew down on Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments after the Closing Period. The Company commenced loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on May 9, 2022 (the "Initial Drawdown"). The "Investment Period" began on May 4, 2022 and will continue until November 4, 2028, the four-year anniversary of the end of the Closing Period. The term of the Company is until November 4, 2030, six years from the end of the Closing Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by the Company's board of directors.
The Company established New Mountain Guardian IV SPV, L.L.C. ("GIV SPV") on July 26, 2022 as a wholly-owned direct subsidiary, whose assets are used to secure GIV SPV's credit facility. The Company established New Mountain Guardian IV Holdings, L.L.C. ("GIV Holdings"), formerly known as New Mountain Guardian IV Issuer SPV, L.L.C., on October 28, 2022 as a wholly-owned direct subsidiary, whose assets are used to secure GIV Holdings' credit facility. The Company established New Mountain Guardian IV Panzura, Inc. ("GIV Panzura") and New Mountain Guardian IV PPP, Inc. ("GIV PPP") as wholly-owned direct subsidiaries, which are treated as corporations for U.S. federal income tax purposes and are intended to facilitate the Company's compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in certain of the Company's portfolio companies that are organized as a limited liability company or other form of pass-through entity. The Company consolidates GIV Panzura and GIV PPP for accounting purposes, but the corporations are not consolidated for U.S. federal income tax purposes, and may incur U.S. federal income tax expense as a result of their ownership of the portfolio companies.
The Company focuses on providing direct lending solutions to U.S. upper middle market companies backed by top private equity sponsors. The Company's investment objective is to generate current income and capital appreciation through the

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
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
As of December 31, 2024, the Company's top five industry concentrations were software, business services, healthcare, financial services and consumer services.
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946"). The Company consolidates its wholly-owned direct subsidiaries GIV SPV, GIV Holdings, GIV Panzura and GIV PPP.
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
The Company's consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements have been included.
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
December 31, 2024
(in thousands, except unit data)
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2024 and December 31, 2023.

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2024 and December 31, 2023 and for the period from May 9, 2022 (commencement of operations) to December 31, 2022, the Company recognized PIK interest from investments of $4,772, $1,981 and $45, respectively, and PIK dividends from investments of $718, $101 and $48, respectively.
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
Fee income: Fee income represents delayed compensation, revolver fees, amendment fees, upfront fees, consent fees, ticking fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
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
December 31, 2024
(in thousands, except unit data)
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
For the years ended December 31, 2024 and December 31, 2023, the Company recognized a total income tax provision of approximately $57 and $0, respectively, for the Company's consolidated subsidiaries.
As of December 31, 2024 and December 31, 2023, the Company had $57 and $0, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for the U.S. federal income tax purposes as compared to GAAP.
Based on its analysis, the Company has determined that there were no uncertain income tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) through December 31, 2024. The 2022 tax year and forward remain subject to examination by the U.S. federal, state, and local tax authorities.
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
Foreign securities—The accounting records of the Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Company isolates that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with "Net change in unrealized appreciation (depreciation) of investments" and "Net realized gains (losses) on investments" in the Company's Consolidated Statements of Operations.
Investments denominated in foreign currencies may be negatively affected by movements in the rate of exchange between the U.S. dollar and such foreign currencies. This movement is beyond the control of the Company and cannot be predicted.

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
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
Note 3. Investments
At December 31, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,418,372	$1,429,258
Second lien	38,723	40,992
Subordinated	13,340	13,420
Structured finance obligations	1,996	1,996
Equity and other	31,288	30,957
Total investments	$1,503,719	$1,516,623
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$677,243	$681,187
Business Services	431,330	433,473
Healthcare	136,446	137,175
Financial Services	92,014	92,168
Consumer Services	76,470	76,941
Education	43,093	44,462
Food & Beverage	37,825	41,850
Distribution & Logistics	5,456	5,520
Investment Fund	1,996	1,996
Packaging	1,846	1,851
Total investments	$1,503,719	$1,516,623

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
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
During the fourth quarter of 2024, the Company placed its first lien positions in KWOR Acquisition, Inc. ("Alacrity") on non-accrual status. As of December 31, 2024, the Company's first lien positions in Alacrity had an aggregate cost basis of $2,449, an aggregate fair value of $1,991 and total unearned interest income of $168 for the year then ended.
For discussion of the Company's unfunded commitments, see Note 8. Commitments and Contingencies.
Investment Risk Factors—First and second lien debt that the Company invests in is almost entirely rated below investment grade or may be unrated. Debt investments rated below investment grade are often referred to as "leveraged loans", "high yield" or "junk" debt investments, and may be considered "high risk" compared to debt investments that are rated investment grade. These debt investments are considered speculative because of the credit risk of the issuers. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal, and such risk of default could reduce the members' capital and income distributions of the Company. In addition, some of the Company's debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity. First and second lien debt may also lose significant market value before a default occurs. Furthermore, an active trading market may not exist for these first and second lien debt investments. This illiquidity may make it more difficult to value the debt investments.
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
December 31, 2024
(in thousands, except unit data)
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2024:

	Total	Level I	Level II	Level III
First lien	$1,429,258	$—	$157,044	$1,272,214
Second lien	40,992	—	19,863	21,129
Subordinated	13,420	—	—	13,420
Structured finance obligations	1,996	—	1,996	—
Equity and other	30,957	—	—	30,957
Total investments	$1,516,623	$—	$178,903	$1,337,720

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2024
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
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2023	$475,705	$459,051	$8,678	$6,610	$1,366
Total gains or losses included in earnings:
Net realized gains (losses) on investments	18	18	—	—	—
Net change in unrealized appreciation (depreciation) of investments	5,355	5,379	250	67	(341)
Purchases, including capitalized PIK and revolver fundings	1,056,461	1,007,532	12,201	6,796	29,932
Proceeds from sales and paydowns of investments	(200,557)	(200,504)	—	(53)	—
Transfers into Level III (1)	18,729	18,729	—	—	—
Transfers out of Level III (1)	(17,991)	(17,991)	—	—	—
Fair value, December 31, 2024	$1,337,720	$1,272,214	$21,129	$13,420	$30,957
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$4,924	$4,948	$250	$67	$(341)

(1)As of December 31, 2024, portfolio investments were transferred out of Level III into Level II and into Level III out of Level II at fair value as of the beginning of the period in which the reclassification occurred.

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2023, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2022	$104,427	$93,348	$7,239	$3,077	$763
Total gains or losses included in earnings:
Net realized gains on investments	7	7	—	—	—
Net change in unrealized appreciation (depreciation) of investments	9,200	8,466	639	70	25
Purchases, including capitalized PIK and revolver fundings	373,768	368,927	800	3,463	578
Proceeds from sales and paydowns of investments	(9,850)	(9,850)	—	—	—
Transfers out of Level III(1)	(1,847)	(1,847)	—	—	—
Fair value, December 31, 2023	$475,705	$459,051	$8,678	$6,610	$1,366
Net change in unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$9,141	$8,407	$639	$70	$25

(1)As of December 31, 2023, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the years ended December 31, 2024 and December 31, 2023. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
December 31, 2024
(in thousands, except unit data)
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2024 and December 31, 2023, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2024 and December 31, 2023, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2024 were as follows:

				Range
Type	Fair Value as of December 31, 2024	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,235,201	Market & income approach	EBITDA multiple	8.5x	35.0x	16.9x
			Revenue multiple	3.0x	13.0x	8.4x
			Discount rate	6.8%	16.7%	9.3%
	37,013	Other	N/A (2)	N/A	N/A	N/A
Second lien	21,129	Market & income approach	EBITDA multiple	14.0x	18.0x	16.0x
			Discount rate	9.9%	10.2%	10.1%
Subordinated	13,420	Market & income approach	EBITDA multiple	14.0x	21.0x	17.1x
			Discount rate	12.5%	14.6%	13.7%
Equity and other	16,509	Market & income approach	EBITDA multiple	12.0x	24.5x	17.8x
			Revenue multiple	3.0x	4.0x	3.4x
			Discount rate	13.5%	15.1%	14.0%
	14,448	Other	N/A (2)	N/A	N/A	N/A
	$1,337,720

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

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
The following are the principal amounts and fair values of the Company’s borrowings as of December 31, 2024 and December 31, 2023. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	December 31, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
BMO Subscription Line	$—	$—	$60,800	$60,981
UBS Credit Facility	262,500	267,403	250,000	252,543
Wells Credit Facility	437,200	446,969	N/A	N/A
Total	$699,700	$714,372	$310,800	$313,524
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
Note 5. Agreements and Related Parties
The Company entered into an investment advisory and management agreement (the "Investment Management　Agreement") with the Investment Adviser on May 3, 2022. The Investment Management Agreement initially had a term of two years which began on May 3, 2022, and thereafter will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the Company's board of directors, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's directors who are not parties to the Investment Management Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company. The Investment Management Agreement was most recently re-approved by the Company's board of directors on January 29, 2025, at an in-person meeting, for a period of 12 months commencing on March 1, 2025.
Pursuant to the Investment Management Agreement, the base management fee is payable quarterly in arrears at an annual rate of 1.15% of the aggregate contributed capital from all unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) as of the last day of the applicable quarter. For the period from the effective date of the Investment Management Agreement through the one-year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement), the base management fee was reduced by 50% (for the avoidance of doubt, this resulted in an annual management fee rate of 0.575% through May 9, 2023). Because the one-year anniversary of the Initial Drawdown Date occurred on a date other than the last day of a calendar quarter, the management fee was prorated for such calendar quarter and calculated based on the number of days in such period up to, and including, the one-year anniversary of the Initial Drawdown Date. The base management fee could also be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by the Company or its subsidiaries to a placement agent, any organizational and offering expenses in excess of the lesser of $2,500 or 0.50% of the aggregate Capital Commitments pursuant to the Expense Limitation and Reimbursement Agreement (as defined below) and any fund expenses in excess of the Specified Expenses Cap (as defined below).
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
December 31, 2024
(in thousands, except unit data)
The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company's income and a portion is based on a percentage of the Company's capital gains, each as described below.
Incentive Fee on Pre-Incentive Fee Net Investment Income
The portion based on the Company's income (the "Income Incentive Fee") is based on pre-incentive fee net investment income ("Pre-Incentive Fee Net Investment Income"). Pre-Incentive Fee Net Investment Income means interest income, dividend income and any fee income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement (as defined below), and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the years ended December 31, 2024 and December 31, 2023 and the period from May 9, 2022 (commencement of operations) to December 31, 2022, there were no incentive fees waived by the Investment Adviser. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
December 31, 2024
(in thousands, except unit data)
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
In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative net realized capital gains and realized capital losses and the cumulative net unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than such cumulative amounts in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year.
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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the years ended December 31, 2024 and December 31, 2023 and for the period from May 9, 2022 (commencement of operations) to December 31, 2022, there were no reimbursements to the Investment Adviser pursuant to this provision.

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the Company's outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the years ended December 31, 2024 and December 31, 2023 and for the period from May 9, 2022 (commencement of operations) to December 31, 2022:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022(1)
Management fee	$7,393	$2,437	$745
Less: management fee waiver	(815)	(300)	(508)
Net management fee	6,578	2,137	237
Incentive fee, excluding accrued incentive fees on capital gains	10,180	2,973	345
Accrued capital gains incentive fee	564	1,344	—

(1)For the year ended December 31, 2022, amounts represent the period from May 9, 2022 (commencement of operations) to December 31, 2022.
As of December 31, 2024 and December 31, 2023, $1,907 and $1,344, respectively, of incentive fees on capital gains were accrued but are not payable under the Investment Management Agreement by the Company, as return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement"), under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Company's board of directors on January 29, 2025 for a period of 12 months commencing on March 1, 2025. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the years ended December 31, 2024 and December 31, 2023 and for the period from May 9, 2022 (commencement of operations) to December 31, 2022, approximately $850, $774 and $494, respectively, of indirect administrative expenses were included in administrative expenses, of which, $0, $201 and $0, respectively, were waived by the Administrator. As of December 31, 2024 and December 31, 2023, approximately $242 and $226, respectively, of indirect administrative expenses were included in payable to affiliates.
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

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandate. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the directors who are not "interested persons" of the Company (as defined in Section 2(a)(19) of the 1940 Act) (the "Independent Directors"), make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its unitholders and do not involve overreaching in respect of the Company or its unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's unitholders and is consistent with its then-current investment objective and strategies.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the "Temporary Relief"), affiliates of the Company were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in existing portfolio companies with certain affiliates that are private funds if such private funds did not previously hold an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such follow-on investments unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with certain affiliates of the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continued to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, on August 30, 2022, New Mountain Finance Corporation, an affiliate of the Company and the Investment Adviser, and certain other affiliated applicants, received an Order from the SEC that amended its existing Exemptive Order to permit the Company to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds do not hold an investment in such existing portfolio company, subject to certain conditions.
Note 6. Borrowings
BMO Subscription Line—On May 9, 2022, the Company entered into a Loan Authorization Agreement with BMO Bank N.A. (formerly known as BMO Harris Bank N.A., "BMO") (as amended, from time to time, the "Loan Authorization Agreement"), which allows the Company to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $300,000 (the "BMO Subscription Line"). On November 7, 2024, the maximum borrowing amount under the BMO Subscription Line was decreased to $200,000. All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or the earliest to occur on the date (x) 6 months after each advance date and (y) 30 days prior to the termination of the Investment Period, which varies throughout the period. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of the Company's unitholders. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Consolidated Statements of Assets, Liabilities and Members' Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. The BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the years ended December 31, 2024 and December 31, 2023 and for the period from May 9, 2022 (commencement of operations) to December 31, 2022:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022(1)
Interest expense	$7,142	$4,265	$1,360
Amortization of financing costs	141	74	$12
Weighted average interest rate	8.1%	7.9%	6.4%
Effective interest rate	8.3%	8.1%	6.4%
Average debt outstanding	$87,916	$53,870	$32,929

(1)For the year ended December 31, 2022, amounts represent the period from May 9, 2022 (commencement of operations) to December 31, 2022.
As of December 31, 2024 and December 31, 2023 the outstanding balance on the BMO Subscription Line was $0 and $60,800, respectively, and the Company was in compliance with the applicable covenants of the Loan Authorization Agreement on such dates.
UBS Credit Facility—On January 25, 2023, the Company's wholly-owned subsidiary, GIV SPV, entered into a Loan and Security Agreement (as amended from time to time, the "UBS Loan and Security Agreement"), by and among GIV SPV, as the borrower, the Company as collateral manager and equityholder, the lenders from time to time party thereto, UBS AG London Branch ("UBS"), as the administrative agent, U.S. Bank Trust Company, National Association as the collateral agent, and U.S. Bank National Association as the document custodian, which is structured as a secured revolving credit facility (the "UBS Credit Facility"). The UBS Credit Facility will mature on January 25, 2029 and has a maximum facility amount of $350,000. Under the UBS Credit Facility, GIV SPV is permitted to borrow up to 30.0%, 40.0%, 50.0%, 65.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by UBS. The UBS Credit Facility is collateralized by all of the investments of GIV SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the UBS Credit Facility are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the UBS Credit Facility. The UBS Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIV SPV investments, but rather to the performance of the underlying portfolio companies.
Since the amendment on November 7, 2024, the UBS Credit Facility bears interest at a rate of Term SOFR plus 2.35% per annum. Previously, the UBS Credit Facility bore interest at a rate of Term SOFR plus 2.85% per annum. The UBS Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the UBS Loan and Security Agreement).

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the UBS Credit Facility for the years ended December 31, 2024 and December 31, 2023.

	Year Ended
	December 31, 2024	December 31, 2023(1)
Interest expense	$20,115	$8,219
Non-usage fee	$77	$665
Amortization of financing costs	$355	$327
Weighted average interest rate	7.9%	8.1%
Effective interest rate	8.1%	9.4%
Average debt outstanding	$249,606	$103,698

(1)For the year ended December 31, 2023, amounts represent the period from January 25, 2023 (commencement of the UBS Credit Facility) to December 31, 2023.
As of December 31, 2024 and December 31, 2023, the outstanding balance on the UBS Credit Facility was $262,500 and $250,000, respectively, and GIV SPV was in compliance with the applicable covenants of the UBS Loan and Security Agreement on such dates.
Wells Credit Facility—On May 23, 2024, the Company's wholly-owned subsidiary, GIV Holdings, entered into a Loan and Security Agreement, (together with the exhibits and schedules thereto, and as amended from time to time, the “Wells Loan and Security Agreement”) by and among GIV Holdings, as the borrower, the Company, as seller, equityholder and collateral manager, Wells Fargo Bank, National Association, as the administrative agent and swingline lender, Western Alliance Trust Company, N.A., as the collateral custodian (“WATC”), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). The Wells Credit Facility will mature on May 21, 2029 and has a maximum facility amount of $500,000. Under the Wells Credit Facility, GIV Holdings is permitted to borrow up to 25.0%, 45.0%, 55.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of GIV Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIV Holdings investments, but rather to the performance of the underlying portfolio companies.
The Wells Credit Facility bears interest at a rate of Daily Simple SOFR plus 2.30% per annum. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Wells Loan and Security Agreement).

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the year ended December 31, 2024:

Year Ended
December 31, 2024(1)
Interest expense	$13,480
Non-usage fee	$141
Amortization of financing costs	$452
Weighted average interest rate	7.3%
Effective interest rate	7.6%
Average debt outstanding	$299,963

(1)For the year ended December 31, 2024, amounts represent the period from May 23, 2024 (commencement of the Wells Credit Facility) to December 31, 2024.
    As of December 31, 2024, the outstanding balance on the Wells Credit Facility was $437,200 and GIV Holdings was in compliance with the applicable covenants of the Wells Loan and Security Agreement on such date.
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
Additionally, as a BDC, the Company must not acquire any assets other than "qualifying assets" (as defined in Section 55(a) of the 1940 Act) unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). In addition, the Company must offer to make available to all "eligible portfolio companies" (as defined in the 1940 Act) significant managerial assistance.
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2024, the Company had unfunded commitments on revolving credit facilities of $83,365, no outstanding bridge financing commitments and other future funding commitments of $202,467. As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities of $24,197, no outstanding bridge financing commitments and other future funding commitments of $119,897. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
The Company also had revolving borrowings available under the BMO Subscription Line, UBS Credit Facility and Wells Credit Facility as of December 31, 2024 and revolving borrowings available under the BMO Subscription Line as of December 31, 2023. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of December 31, 2024 and December 31, 2023, the Company had commitment letters to purchase investments in the aggregate par amount of $55,585 and $10,368, respectively, which could require funding in the future.
Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2024:

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
March 14, 2024	March 28, 2024	9,788,500	$97,885
June 13, 2024	June 28, 2024	8,152,250	81,523
August 28, 2024	September 12, 2024	21,596,905	215,969
December 6, 2024	December 20, 2024	14,494,752	144,947
		54,032,407	$540,324
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
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from May 9, 2022 (commencement of operations) to December 31, 2022:

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

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
The following table reflects the distributions declared on the Units for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 20, 2024	March 27, 2024	April 19, 2024	$0.362
June 25, 2024	June 27, 2024	July 19, 2024	0.364
September 11, 2024	September 11, 2024	October 18, 2024	0.271
September 11, 2024	September 30, 2024	October 18, 2024	0.041
December 20, 2024	December 27, 2024	December 30, 2024	0.241
			$1.279
The following table reflects the distributions declared on the Units for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 2, 2023	March 8, 2023	April 20, 2023	$0.175
March 30, 2023	March 31, 2023	April 20, 2023	0.150
June 26, 2023	June 29, 2023	July 20, 2023	0.270
August 30, 2023	September 6, 2023	October 20, 2023	0.250
September 27, 2023	September 28, 2023	October 20, 2023	0.060
November 21, 2023	November 28, 2023	December 29, 2023	0.236
December 19, 2023	December 28, 2023	December 29, 2023	0.136
			$1.277
The following table reflects the distributions declared on the Units for the period from May 9, 2022 (commencement of operations) to December 31, 2022:

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
December 31, 2024
(in thousands, except unit data)
Note 10. Distributions
The Company intends to distribute approximately all of its net investment income on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the years ended December 31, 2024 and December 31, 2023 and for the period from May 9, 2022 (commencement of operations) to December 31, 2022, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences primarily related to nondeductible expenses were as follows:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022(1)
Undistributed net investment income	$50	$2,733	$121
Distributions in excess of net realized gains	—	—	—
Contributed capital	(50)	(2,733)	(121)

(1)For the year ended December 31, 2022, amounts represent the period from May 9, 2022 (commencement of operations) to December 31, 2022.
For U.S. federal income tax purposes, distributions paid to unitholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the Company for the years ended December 31, 2024 and December 31, 2023 and for the period from May 9, 2022 (commencement of operations) to December 31, 2022 were estimated to be as follows:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022(1)
Ordinary income	$54,042	$15,373	$2,604
Capital gains	3,485	—	—
Return of capital	—	2,668	—
Total	$57,527	$18,041	$2,604

(1)For the year ended December 31, 2022, amounts represent the period from May 9, 2022 (commencement of operations) to December 31, 2022.
As of December 31, 2024 and December 31, 2023, the costs of investments for the Company for U.S. federal income tax purposes were $1,502,463 and $567,765, respectively.

	As of
	December 31, 2024	December 31, 2023
Tax cost	$1,502,463	$567,765
Gross unrealized appreciation on investments	786,880	50,924
Gross unrealized depreciation on investments	(772,720)	(38,223)
Total investments at fair value	$1,516,623	$580,466
As of December 31, 2024 and December 31, 2023, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Consolidated Statements of Assets, Liabilities and Members' Capital by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly and undistributed income.

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
For the years ended December 31, 2024 and December 31, 2023 and for the period from May 9, 2022 (commencement of operations) to December 31, 2022, the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022(1)
Accumulated capital loss carryforwards	$—	$—	$(10)
Other temporary differences	(2,513)	(2,240)	(1,147)
Undistributed ordinary income	2,054	—	—
Unrealized depreciation	14,171	12,701	(10)
Total	$13,712	$10,461	$(1,167)

(1)For the year ended December 31, 2022, amounts represent the period from May 9, 2022 (commencement of operations) to December 31, 2022.
The Company is subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year. For the years ended December 31, 2024 and December 31, 2023 and the period from May 9, 2022 (commencement of operations) to December 31, 2022, the Company does not expect to incur any excise taxes.
The following information is hereby provided with respect to distributions declared during the years ended December 31, 2024 and December 31, 2023 and for the period from May 9, 2022 (commencement of operations) to December 31, 2022:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022(1)
Distributions per share	$1.279	$1.277	$0.700
Ordinary dividends(2)	93.94%	84.96%	100.00%
Long-term capital gains	6.06%	—%	—%
Qualified dividend income	—%	—%	—%
Dividends received deduction	—%	—%	—%
Interest-related dividends(3)	85.94%	75.46%	66.59%
Qualified short-term capital gains(3)	—%	—%	—%
Return of capital	—%	15.04%	—%

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

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
Note 11. Earnings Per Unit
The following information sets forth the computation of basic net increase (decrease) in the Company's members' capital per unit resulting from operations for the years ended December 31, 2024 and December 31, 2023 and for the period from May 9, 2022 (commencement of operations) to December 31, 2022:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022(1)
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$60,955	$26,955	$1,409
Denominator for basic & diluted weighted average unit:	45,594,021	13,538,089	3,247,984
Basic & diluted earnings per unit:	$1.34	$1.99	$0.43

(1)For the year ended December 31, 2022, amounts represent the period from May 9, 2022 (commencement of operations) to December 31, 2022.

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the years ended December 31, 2024 and December 31, 2023 and for the period from May 9, 2022 (commencement of operations) to December 31, 2022.

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022(1)
Per unit data(2):
Members' capital, December 31, 2023, December 31, 2022 and May 9, 2022 (commencement of operations), respectively	$10.27	$9.77	$10.00
Net investment income	1.25	1.15	0.50
Net realized and unrealized gains (losses)	0.09	0.85	(0.07)
Total net increase	1.34	2.00	0.43
Net increase (decrease) in members' capital from capital transactions	(0.20)	(0.22)	0.04
Distributions declared to unitholders from net investment income	(1.28)	(1.28)	(0.70)
Members' capital, December 31, 2024, December 31, 2023 and December 31, 2022, respectively	$10.13	$10.27	$9.77
Total return based on members' capital (3)	11.62%	19.05%	4.97%
Units outstanding at end of period	80,974,363	26,941,956	7,525,831
Average weighted Units outstanding for the period	45,594,021	13,538,089	3,247,984
Average members' capital for the period	$464,687	$136,400	$31,429
Ratio to average members' capital:
Net investment income (4)	12.29%	11.37%	9.88%
Total expenses, before waivers (4)	13.72%	17.54%	21.41%
Total expenses, net of waivers (4)	13.54%	17.17%	18.92%

Average debt outstanding—BMO Subscription Line	$87,916	$53,870	$32,929
Average debt outstanding—UBS Credit Facility (5)	$249,606	$103,698	N/A
Average debt outstanding—Wells Credit Facility (6)	$299,963	N/A	N/A
Asset coverage ratio	217.21%	188.99%	236.90%
Portfolio turnover	26.20%	3.85%	0.24%

Capital Commitments	$1,207,896	$768,475	$249,350
Funded Capital Commitments	$809,290	$268,966	$74,805
% of Capital Commitments funded	67.00%	35.00%	30.00%

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
(4)Annualized for the period from May 9, 2022 (commencement of operations) to December 31, 2022, except organizational and offering costs.

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
(5)For the year ended December 31, 2023, average debt outstanding represents the period from January 25, 2023 (commencement of the UBS Credit Facility) to December 31, 2023.
(6)For the year ended December 31, 2024, average debt outstanding represents the period from May 23, 2024 (commencement of the Wells Credit Facility) to December 31, 2024.
Note 13. Recent Accounting Standards Updates
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense. The amendments are effective for fiscal years beginning after December 15, 2023 and interim period within fiscal years beginning after December 15, 2024.
Note 14. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker ("CODM") is the Company’s chief executive officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in unitholder’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s unitholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
Note 15. Subsequent Events
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

The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV BDC, L.L.C. and its consolidated subsidiaries.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2024 (the end of the period covered by this Annual Report on Form 10-K), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic U.S. Securities and Exchange Commission ("SEC") filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2024.
Due to our status as an "emerging growth company" under the JOBS Act, we were not required to obtain an attestation report from our independent registered public accounting firm on our internal control over financial reporting as of December 31, 2024.
(c)Changes in Internal Control Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
(a)None.
(b)For the fiscal quarter ended December 31, 2024, neither the Company nor any director or officer has entered into or terminated any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.
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

Name	Age	Position(s)	Director Since
Independent Directors
Alfred F. Hurley, Jr.	70	Director	2022
David Ogens	60	Director	2022
Rome G. Arnold III	69	Director	2022
Interested Directors
John R. Kline	49	Chairman of the Board of Directors, Chief Executive Officer, President	2022
Adam B. Weinstein	45	Director, Executive Vice President	2022
Executive Officers Who Are Not Directors
Information regarding each of our executive officers who is not a director is as follows:

Name	Age	Position(s)	Officer Since
Joseph W. Hartswell	46	Chief Compliance Officer	2022
Laura C. Holson	39	Chief Operating Officer	2022
Kris Corbett	49	Chief Financial Officer and Treasurer	2023
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

Independent Directors
Alfred F. Hurley, Jr. has been our director since 2022. He has also served as a director of NMFC since 2010, NMF SLF I, Inc. since 2019 and New Mountain Guardian IV Income Fund, L.L.C. since 2022. Mr. Hurley was a director of New Mountain Guardian III BDC, L.L.C. from 2019 to 2024. From 2016 to 2020, Mr. Hurley served as a director of The Stars Group Inc., a publicly listed technology gaming company, where he served as Lead Director, Chairman of the Compensation Committee, and as a member of the Audit Committee. Following the closing in 2020 of the merger between Flutter Entertainment and The Stars Group, Inc., Mr. Hurley joined the board of Flutter Entertainment, where he is currently a member of the Remuneration and Nominating Committees. Since 2017, Mr. Hurley has served as a director of Ligado Networks where he serves as the Voting Proxy for the Fortress Investment Group and is a member of the Audit Committee. Since 2018, Mr. Hurley has served as Chairman of TSI Holdings, Inc. Mr. Hurley is a member of TSI’s Audit Committee and is Chairman of the Compensation Committee. Since 2014, Mr. Hurley has been the sole member of a consulting business, Alfred F. Hurley, Jr. & Company, LLC. From 2013 to 2020, Mr. Hurley was a member of the board of directors of Datasite, where he served as Chairman of the Compensation and Human Resources Committee and as a member of the Audit Committee until the sale of the company in 2020. Furthermore, Mr. Hurley served as Vice Chairman at Emigrant Bank and Emigrant Bancorp (collectively, the "Bank") from 2007 and 2009, respectively, until 2012. He also served as a Consultant to the Bank during 2013. In addition, Mr. Hurley served as Chairman of the Bank's Credit and Risk Management Committee from 2008 to 2012 and as Acting Chief Risk Officer from 2009 to 2012. Before joining the Bank, Mr. Hurley was the Chief Executive Officer of M. Safra & Co., a private money management firm, from 2004 to 2007. Prior to joining M. Safra & Co., Mr. Hurley worked at Merrill Lynch ("ML") from 1976 to 2004. His most recent management positions included serving as Senior Vice President of ML & Co. and Head of Global Private Equity Investing, Managing Director and Head of Japan Investment Banking and Capital Markets, Managing Director and Co-Head of the Global Manufacturing and Services Group, and Managing Director and Head of the Global Automotive Aerospace and Transportation Group. As part of the management duties described above, he was a member of the Corporate and Institutional Client Group ("CICG") Executive Committee which had global responsibility for the firm’s equity, debt, investment banking and private equity businesses, a member of the Japan CICG Executive Committee, and a member of the Global Investment Banking Management and Operating Group Committees. Mr. Hurley graduated from Princeton University with a Bachelor of Arts ("B.A" or "A.B.") in History, cum laude.
Mr. Hurley brings his experience in risk management as well as his experience in the banking and money management industries to our Board. This background positions Mr. Hurley well to serve as our director.
David Ogens has been our director since 2022. He has also served as a director of NMFC since 2010, New Mountain Guardian IV Income Fund, L.L.C. since 2022, and NMF SLF I, Inc. since 2019. Mr. Ogens was a director of New Mountain Guardian III BDC, L.L.C. from 2019 to 2024. Mr. Ogens served as the President and a Director of Med Inc. from 2011 to 2023, a company that provided complex rehabilitation services to patients with serious neuromuscular and respiratory diseases. Previously, Mr. Ogens served as Senior Managing Director and Head of Investment Banking at Leerink Swann LLC, a specialized healthcare investment bank focused on emerging growth healthcare companies, from 2005 to 2009. Prior to serving at Leerink Swann LLC, Mr. Ogens was Chairman and Co-Founder of SCS Financial Services, LLC, a private wealth management firm. Before co-founding SCS Financial Services, LLC in 2002, Mr. Ogens was a Managing Director in the Investment Banking Division of Goldman Sachs & Co, where he served as a senior investment banker and a head of the High Technology Investment Banking Group. Mr. Ogens received his B.A. and M.B.A. from the University of Virginia.
Mr. Ogens brings his experience in wealth management and investment banking, including experience with debt issuances, as well as industry-specific expertise in the healthcare industry to our Board. This background positions Mr. Ogens well to serve as our director.
 Rome G. Arnold III has been our director since 2022. He has also served as a director of NMFC since 2017 and New Mountain Guardian IV Income Fund, L.L.C. since 2022. Mr. Arnold was a director of New Mountain Guardian III BDC, L.L.C. from 2019 to 2024. From 2017 until 2023, Mr. Arnold served as a Senior Advisor at Rose and Co., a financial-technology startup company with a focus on digital media. From 2012 through 2016, Mr. Arnold was a Managing Director at UBS Securities in their Energy Group, serving as the Head of Oil Field Services. He received his M.B.A. from Harvard Business School, with High Distinction (Baker Scholar). Mr. Arnold received his B.A., cum laude, in Psychology and History of Art from Yale College.
Mr. Arnold brings his extensive experience in investment banking generally, with detailed knowledge of the energy industry specifically to the work of our Board of Directors. His knowledge and experience positions Mr. Arnold well to serve as one of our directors.
Interested Directors
 John R. Kline has been our chief executive officer ("CEO") since 2023 and our president and chairman of the Board since 2022. Mr. Kline has also served as CEO of NMFC, NMF SLF I, Inc. and New Mountain Guardian IV Income Fund, L.L.C. since 2023. Mr. Kline also serves as a Managing Director of New Mountain Capital, a director of NMFC since 2019, the chairman of the Board of NMF SLF I, Inc. since 2019 and New Mountain Guardian IV Income Fund, L.L.C. since 2022. He also serves as CEO and a trustee of New Mountain Private Credit Fund since 2024. Mr. Kline served as the chairman of the Board and president of New Mountain Guardian III BDC, L.L.C. from 2019 to 2024 and as CEO of New Mountain Guardian III BDC, L.L.C. from 2023 to 2024. He previously served as Chief Operating Officer of NMFC, New Mountain Guardian III BDC, L.L.C. and NMF SLF I, Inc. from 2019 to 2022. Prior to joining New Mountain Capital in 2008, he worked at GSC Group Inc. ("GSC") from 2001 to 2008 as an investment analyst and trader for GSC Group Inc.'s control distressed and corporate credit funds. From 1999 to 2001, Mr. Kline was with Goldman Sachs & Co. where he worked in the Credit Risk Management and Advisory Group. He currently serves as a director of UniTek Global Services, Inc. Mr. Kline received an A.B. degree in History from Dartmouth College.
Mr. Kline's depth of experience in managerial operational positions in investment management and financial services and as a member of other corporate boards of directors, as well as his intimate knowledge of our business and operations, provides our Board valuable industry- and company-specific knowledge and expertise.
Adam B. Weinstein has been our director and executive vice president since 2022. Mr. Weinstein also serves as a Managing Director and Chief Financial Officer of New Mountain Capital and has been in various roles since joining in 2005. Additionally, Mr. Weinstein serves as executive vice president, chief administrative officer and director of NMFC and executive vice president of New Mountain Private Credit Fund, NMF SLF I, Inc. and New Mountain Guardian IV Income Fund, L.L.C. Mr. Weinstein served as a director and executive vice president of New Mountain Guardian III BDC, L.L.C. from 2019 to 2024. Prior to joining New Mountain Capital in 2005, Mr. Weinstein was a Manager at Deloitte & Touche LLP and worked in that firm's merger and acquisition and private equity investor services areas. He also currently serves as a director of Bellerophon Therapeutics Inc., Great Oaks Foundation and Victory Education Partners. Mr. Weinstein sits on a number of boards of directors for professional and non-profit organizations. Mr. Weinstein received his B.S. from Binghamton University, is a member of the AICPA and is a New York State Certified Public Accountant.
Mr. Weinstein brings his industry-specific expertise and background in accounting to our board of directors. This background positions Mr. Weinstein well to serve as our director.
Executive Officers Who Are Not Directors
Joseph W. Hartswell has been our Chief Compliance Officer since 2022. Mr. Hartswell has also served as Chief Compliance Officer of NMFC, NMF SLF I, Inc. and New Mountain Guardian IV Income Fund, L.L.C. since 2022, and New Mountain Private Credit Fund since 2024. Mr. Hartswell served as the Chief Compliance Officer of New Mountain Guardian III BDC, L.L.C. from 2022 to 2024. Since 2015, Mr. Hartswell has served as a Managing Director and the Chief Compliance Officer of New Mountain Capital. Prior to New Mountain, Mr. Hartswell was the Chief Compliance Officer for Mount Kellett Capital Management LP, a global investment firm focused on distressed, special situations and opportunistic investing. Prior to joining Mount Kellett, Mr. Hartswell was a Director, Asset Management Financial Services Regulatory Practice for PricewaterhouseCoopers LLP ("PwC") where he assisted with the development of compliance programs for hedge funds, private equity funds, venture capital funds, registered investment companies, separate accounts and business development companies. Prior to PwC, Mr. Hartswell was a Vice President and Deputy Chief Compliance Officer for AIG Investments where he assisted with strategies and operational planning for a global asset manager and its SEC registered investment advisers and served as the designated Chief Compliance Officer for products registered under the Investment Company Act of 1940. Prior to AIG Investments, Mr. Hartswell was a Securities Compliance Examiner for the U.S. Securities and Exchange Commission. Mr. Hartswell holds a Bachelor of Science ("B.S.") in Finance and International Business from the University of Maryland and is a CFA charterholder.
Laura C. Holson has been our Chief Operating Officer since 2022. Ms. Holson has also served as Chief Operating Officer of NMFC, NMF SLF I, Inc. and New Mountain Guardian IV Income Fund, L.L.C. since 2022, and New Mountain Private Credit Fund since 2024. Ms. Holson served as the Chief Operating Officer of New Mountain Guardian III BDC, L.L.C. from 2022 to 2024. Since joining New Mountain Capital in 2009, Ms. Holson has worked on both the private equity and credit deal teams. From 2017 until 2021, Ms. Holson served as Head of Capital Markets; in this capacity, she managed the Firm’s financing activities and relationships across its various product lines. Before joining New Mountain, Ms. Holson worked in Healthcare Investment Banking at Morgan Stanley in New York. Ms. Holson received a B.S. in Economics with concentrations in Finance and Marketing from The Wharton School, University of Pennsylvania, where she graduated magna cum laude.
Kris Corbett has been our Chief Financial Officer and Treasurer since 2023. Mr. Corbett has also served as Chief Financial Officer and Treasurer of NMFC, New Mountain Guardian IV BDC, L.L.C. and NMF SLF I, Inc. since 2023, and New Mountain Private Credit Fund since 2024. Mr. Corbett served as the Chief Financial Officer of New Mountain Guardian III BDC, L.L.C. from 2023 to 2024. Mr. Corbett previously served as a Senior Vice President, Controller and Treasurer of both Blackstone Private Credit Fund and Blackstone Secured Lending Fund. Prior to joining Blackstone in 2016, Mr. Corbett was a Managing Director at Perella Weinberg Partners where he performed roles in finance, accounting and financial reporting within alternative asset management. Prior to Perella Weinberg Partners, Mr. Corbett held a variety of positions in accounting and financial reporting at King Street Capital Management and Ziff Brothers Investments. He began his career in public accounting at Pricewaterhouse Coopers LLP. Mr. Corbett received a Bachelor of Business Administration in Accounting from University of Massachusetts and is a Certified Public Accountant in the state of New York and a CFA charterholder.
Our Board has adopted a code of ethics that applies to our executive officers, which forms part of our broader compliance policies and procedures. See Item 1. Business—Compliance Policies and Procedures in this Annual Report on Form 10-K.
The Board met four times during the fiscal year ended December 31, 2024 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2024.
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
None of our executive officers receive direct compensation from us. We reimburse the Administrator for expenses incurred by it on our behalf in performing its obligations under the Administration Agreement, including the compensation of our CFO and CCO, and their respective staff. Certain of our executive officers, through their ownership interest in or management positions with the Investment Adviser, may be entitled to a portion of any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of our Investment Management Agreement, less expenses incurred by the Investment Adviser in performing its services under our Investment Management Agreement. The Investment Adviser may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to our executive officers in addition to their ownership interest.
Compensation of Directors
The following table sets forth compensation of our directors for the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash	All Other Compensation(2)	Total
Interested Directors(1)
John R. Kline	$—	$—	$—
Adam B. Weinstein	$—	$—	$—
Independent Directors
Alfred F. Hurley, Jr.	$29,250	$—	$29,250
David Ogens	$30,250	$—	$30,250
Rome G. Arnold III	$30,875	$—	$30,875

(1)No compensation will be paid to directors who are "interested persons," as that term is defined in the 1940 Act.
(2)We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.
Each of our Independent Directors receive an annual retainer fee of $25,000, payable once per year, if the director attends at least 75% of the meetings held during the previous year. In addition, Independent Directors receive $625 for each regularly scheduled board meeting and $250 for each special board meeting that they participate in. For this purpose, actions taken by written consent relating to matters that supplement or follow up on items covered at regularly scheduled board meetings are treated as special board meetings. We also reimburse Independent Directors for all reasonable out-of-pocket expenses incurred in connection with participating in each board meeting. For the year ended December 31, 2024, out-of-packet expenses reimbursed were $751.
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
Compensation Committee Interlocks and Insider Participation
During fiscal year 2024, none of our executive officers served on the board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board. No executive officer or member of the Board participated in deliberations of the Board concerning executive officer compensation. No member of the Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report
Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of March 6, 2025, the beneficial ownership of each current director, our executive officers, each person known to us to beneficially own more than 5% of the outstanding Units, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 80,974,363 Units outstanding as of March 6, 2025. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the Units. Ownership information for those persons who beneficially own more than 5% of our Units is based upon filings by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such Units. Unless otherwise indicated, the address of all executive officers and directors is c/o New Mountain Guardian IV BDC, L.L.C., 1633 Broadway, 48th Floor, New York, New York 10019.

Name	Type of Ownership	Number of Units Owned	Percentage
Interested Directors
John R. Kline	—	—	—%
Adam B. Weinstein	—	—	—%
Independent Directors
Alfred F. Hurley, Jr.	—	—	—%
David Ogens	—	—	—%
Rome G. Arnold III	—	—	—%
Executive Officers Who Are Not Directors
Joseph W. Hartswell	—	—	—%
Laura C. Holson	—	—	—%
Kris Corbett	—	—	—%
All Directors and Executive Officers as a Group (8 persons)	—	—	—%

Five-Percent Unitholders
New Mountain Guardian IV Rated Feeder III, LTD.(1)	Record	22,305,238	27.55%
New Mountain Guardian IV Rated Feeder I, LTD.(2)	Record	22,110,000	27.30%
New Mountain Guardian Investments IV, L.L.C.(3)	Record	7,284,575	9.00%

(1)The address of New Mountain Guardian IV Rated Feeder III, LTD. is 1633 Broadway, 48th Floor, New York, NY 10019.
(2)The address of New Mountain Guardian IV Rated Feeder I, LTD. is 1633 Broadway, 48th Floor, New York, NY 10019.
(3)The address of New Mountain Guardian Investments IV, L.L.C. is 1633 Broadway, 48th Floor, New York, NY 10019.

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
The Investment Management Agreement and the Administration Agreement were most recently re-approved by our board of directors on January 29, 2025, at an in-person meeting, for a period of 12 months commencing on March 1, 2025. The Investment Management Agreement and Administration Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. See Item 1A. Risk Factors—Certain General Risks of an Investment in our Units—Role of New Mountain and its Professionals; No Dedicated Investment Team in this Annual Report on Form 10-K. Notwithstanding the foregoing, each of the Investment Management Agreement and the Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days' written notice, provided, that, such termination will be directed or approved by the vote of a majority of our outstanding voting securities, by the vote of our directors, or by the Investment Adviser or Administrator (as applicable). If the Investment Management Agreement is terminated according to this paragraph, we will pay the Investment Adviser a pro-rated portion of the management fee.
Trademark License Agreement
We, the Investment Adviser and the Administrator have entered into a Trademark License Agreement with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant us, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the "New Mountain Capital" name subject to certain conditions, for so long as the Investment Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the "New Mountain Capital" name.
Potential Conflicts of Interest
Valuation Matters
Most of our portfolio investments are made in the form of securities that are not publicly traded. As a result, the Board determines the fair value of these securities in good faith. In connection with this determination, investment professionals from the Investment Adviser may provide the Board with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each company in which such portfolio investments are made or the issuers of such portfolio investments. The participation of the Investment Adviser's investment professionals in our valuation process, and the indirect pecuniary interest in the Investment Adviser by a member of the Board, could result in a conflict of interest as the Investment Adviser's management fee and incentive fees are based, in part, on the value of our assets.
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
In particular, we will only be able to participate in co-investment opportunities in accordance with the terms of the Exemptive Order or where the only term being negotiated is price. Similarly, we will be restricted in our ability to dispose of certain investments in Portfolio Companies. As a result, we may be forced to forego certain investment or disposition opportunities that would otherwise be attractive for us to the extent co-investment is not permitted under the 1940 Act.
Where the terms of the Exemptive Order are met, including consent of the Board and the board of any other BDC participating in the transaction, or in respect of investment opportunities where the only term negotiated is price, we may typically invest alongside other accounts in accordance with the terms of the Investment Adviser's allocation policy.
The Investment Adviser has no obligation to purchase or sell a security for, enter into a transaction on behalf of, or provide an investment opportunity to, us or other accounts solely because the Investment Adviser or its affiliates purchase or sell the same security for, enter into a transaction on behalf of, or provide an opportunity to, another account or us if, in its reasonable opinion, such security, transaction or investment opportunity does not appear to be suitable, practicable or desirable for us or the other account.
Co-Investments
The Investment Adviser and its affiliates may, from time to time, subject to applicable law and the conditions of the Exemptive Order, offer one or more unitholders or investors in other accounts and/or other third-party investors the opportunity to co-invest with us in particular investments, including through one or more co-mingled funds designed for co-investment with us. Except as otherwise agreed with any individual unitholders, the Investment Adviser and its affiliates are not obligated to arrange co-investment opportunities, and no unitholders will be obligated to participate in such an opportunity. The Investment Adviser and its affiliates have sole discretion as to the amount (if any) of a co-investment opportunity that will be allocated to particular unitholders or vehicles in which unitholders participate and may allocate co-investment opportunities instead to investors in other accounts or to third parties. The Investment Adviser or its affiliates may receive fees and/or allocations from co-investors, which may differ as among co-investors (and certain co-investors or co-investment vehicles may not be charged any fees), and also may differ from the fees borne by us.

Allocation of Personnel
The Investment Adviser shall cause its personnel to devote such time as shall be reasonably necessary to conduct our business affairs in an appropriate manner. New Mountain personnel, including those responsible for our affairs, have commitments to, and may work on other projects unrelated to, us, including the other New Mountain products contemplated herein. Such personnel may also (i) serve as members of the boards of directors of various public and private companies other than Portfolio Companies and retain fees for such services for such person's own account, (ii) engage in such civic, trade association (or similar organization), industry and charitable activities as such person shall choose, (iii) conduct and manage such person's personal and family investment and related activities and (iv) engage in any other activities not prohibited by the Third Amended and Restated Limited Liability Company Agreement. Conflicts may arise as a result of such other activities and in allocating management time services and functions. The possibility exists that such companies could engage in transactions which would be suitable for us, but in which we might be unable to invest. See also Item 1A. Risk Factors—Certain General Risks of an Investment in our Units—Role of New Mountain and its Professionals; No Dedicated Investment Team in this Annual Report on Form 10-K.
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
Indebtedness of Management
None.

Item 14.    Principal Accountant Fees and Services
The audit committee and the Independent Directors of our Board have selected Deloitte & Touche LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2025.
Deloitte & Touche LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

	Year Ended
	December 31, 2024	December 31, 2023
Audit Fees	$200,000	$140,000
Audit-Related Fees	—	—
Tax Fees	98,500	72,524
All Other Fees	—	—
Total Fees	$298,500	$212,524
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

10.14	Facility Increase Letter Amendment, dated as of July 25, 2023, by and between New Mountain Guardian IV BDC, L.L.C. and BMO Harris Bank, N.A.(9)
10.15	First Amendment to Loan Authorization Agreement, dated as of October 25, 2023, by and between New Mountain Guardian IV BDC, L.L.C. and BMO Bank, N.A. (formerly known as BMO Harris Bank, N.A.)(10)
10.16	Second Amendment to Loan Authorization Agreement, dated as of May 9, 2024, by and between New Mountain Guardian IV BDC, L.L.C. and BMO Bank, N.A. (formerly known as BMO Harris Bank, N.A.)(13)
10.17
Loan and Security Agreement, dated May 23, 2024, between New Mountain Guardian IV BDC, L.L.C., as the collateral manager and equityholder, Wells Fargo Bank, National Association, as the administrative agent and swingline lender, Western Alliance Trust Company, N.A., as the collateral custodian and New Mountain Guardian IV Holdings, L.L.C., as the borrower(14)

10.18	Custody Agreement between New Mountain Guardian IV Holdings, L.L.C. and Western Alliance Trust Company, N.A.(14)
10.19	Facility Increase Letter Amendment, dated as of August 19, 2024, by and between New Mountain Guardian IV BDC, L.L.C. and BMO Bank N.A.(15)
10.20	Third Amendment to Loan Authorization Agreement between New Mountain Guardian IV BDC, L.L.C. as borrower and BMO Bank, N.A., as lender, dated September 6, 2024(15)

Exhibit Number	Description
10.21
Amendment No. 1 to Loan and Security Agreement between New Mountain Guardian IV BDC, L.L.C., as the collateral manager and equityholder, Wells Fargo Bank, National Association, as the administrative agent and swingline lender, Western Alliance Trust Company, N.A., as the collateral custodian and New Mountain Guardian IV Holdings, L.L.C., as the borrower, dated October 7, 2024(15)

10.22
Amendment No. 2 to the Loan and Security Agreement by and among New Mountain Guardian IV SPV, L.L.C., as the borrower, New Mountain Guardian IV BDC, L.L.C., as collateral manager, equityholder, and seller, the lenders from time to time party thereto, UBS AG London Branch, as the administrative agent, U.S. Bank Trust Company, National Association, as the collateral agent, and U.S. Bank National Association, as the document custodian, dated November 7, 2024(15)

10.23	Amended and Restated Custodian Agreement between New Mountain Guardian IV BDC, L.L.C. and State Street Bank Trust Company, dated December 3, 2024*
14.1	Code of Ethics and Code of Business Conduct(2)
19.1	Insider Trading Policy and Procedures(16)
21.1	Subsidiaries of New Mountain Guardian IV BDC, L.L.C.:
New Mountain Guardian IV SPV, L.L.C. (Delaware)
New Mountain Guardian IV Holdings, L.L.C. (Delaware)
New Mountain Guardian IV Panzura, Inc. (Delaware)
New Mountain Guardian IV PPP, Inc. (Delaware)
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
(9)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s current report on Form 8-K filed on July 31, 2023.
(10)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s quarterly report on Form 10-Q filed on November 13, 2023.
(11)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s current report on Form 8-K filed on December 6, 2023.

(12)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s annual report on Form 10-K filed on March 10, 2023.
(13)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s quarterly report on Form 10-Q filed on May 13, 2024.
(14)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s quarterly report on Form 10-Q filed on August 13, 2024.
(15)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s quarterly report on Form 10-Q filed on November 13, 2024.
(16)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s annual report on Form 10-K filed on March 5, 2024.
*Filed herewith.
Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2025.

NEW MOUNTAIN GUARDIAN IV BDC, L.L.C.
By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ JOHN R. KLINE	President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 6, 2025
John R. Kline

By:	/s/ KRIS CORBETT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 6, 2025
Kris Corbett

By:	/s/ ADAM B. WEINSTEIN	Executive Vice President and Director	March 6, 2025
Adam B. Weinstein

By:	/s/ ROME G. ARNOLD III	Director	March 6, 2025
Rome G. Arnold III

By:	/s/ ALFRED F. HURLEY, JR.	Director	March 6, 2025
Alfred F. Hurley, Jr.

By:	/s/ DAVID OGENS	Director	March 6, 2025
David Ogens