Form 10-Q
period 2025-03-31
New Mountain Guardian IV BDC, L.L.C.
filed 2025-05-13
CIK 1925531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2025

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of May 13, 2025 was 80,974,363. As of March 31, 2025, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,545,619 and $1,503,719, respectively)	$1,556,874	$1,516,623
Cash and cash equivalents	22,104	19,866
Interest and dividend receivable	10,504	10,866
Other assets	1,105	394
Total assets	$1,590,587	$1,547,749
Liabilities
Borrowings
Wells Credit Facility	$473,500	$437,200
UBS Credit Facility	262,500	262,500
Deferred financing costs (net of accumulated amortization of $1,714 and $1,361, respectively)	(6,535)	(5,770)
Net borrowings	729,465	693,930
Distribution payable	21,620	—
Payable for unsettled securities purchased	7,340	20,051
Interest payable	4,373	4,636
Income based incentive fee payable	3,812	3,379
Management fee payable	2,310	2,213
Accrued capital gains incentive fee	1,525	1,907
Payable to affiliate	324	344
Deferred tax liability	176	57
Other liabilities	1,710	1,134
Total liabilities	772,655	727,651
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 80,974,363 and 80,974,363 units issued and outstanding, respectively	806,386	806,386
Accumulated underdistributed (overdistributed) earnings	11,546	13,712
Total members' capital	$817,932	$820,098
Total liabilities and members' capital	$1,590,587	$1,547,749
Outstanding common membership units	80,974,363	80,974,363
Members' capital per unit	$10.10	$10.13
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$38,339	$18,436
PIK interest income	1,109	1,083
Dividend income	856	38
Fee income	1,376	1,591
Total investment income	41,680	21,148
Expenses
Interest and other financing expenses	12,761	7,367
Income based incentive fee	3,812	1,775
Management fee	2,331	1,161
Administrative expenses	609	395
Professional fees	430	313
Capital gains incentive fee	(382)	532
Organizational and offering expenses	21	73
Other general and administrative expenses	51	47
Total expenses	19,633	11,663
Less: management fees waived (See Note 5)	(21)	(45)
Net expenses	19,612	11,618
Net investment income before income taxes	22,068	9,530
Income tax expense	79	—
Net investment income (loss)	21,989	9,530
Net realized gains (losses) on investments	(767)	(39)
Net change in unrealized appreciation (depreciation) of investments	(1,649)	3,361
(Provision) benefit for taxes	(119)	—
Net realized and unrealized gains (losses)	(2,535)	3,322
Net increase (decrease) in members' capital resulting from operations	$19,454	$12,852
Earnings (loss) per unit (basic & diluted)	$0.24	$0.47
Weighted average common units outstanding - basic & diluted (See Note 10)	80,974,363	27,372,220

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Increase (Decrease) in members' capital resulting from operations:
Net investment income (loss)	$21,989	$9,530
Net realized gains (losses) on investments	(767)	(39)
Net change in unrealized appreciation (depreciation) of investments	(1,649)	3,361
(Provision) benefit for taxes	(119)	—
Net increase (decrease) in members' capital resulting from operations	19,454	12,852
Capital transactions
Contributions	—	97,885
Placement fees	—	(45)
Distributions declared to unitholders from net investment income	(21,620)	(9,753)
Total net increase (decrease) in members' capital resulting from capital transactions	(21,620)	88,087
Net increase (decrease) in members' capital	(2,166)	100,939
Members' capital at the beginning of the period	820,098	276,573
Members' capital at the end of the period	$817,932	$377,512

Capital unit activity
Units issued	—	9,788,500

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities
Net increase (decrease) in members' capital resulting from operations	$19,454	$12,852
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	767	39
Net change in unrealized (appreciation) depreciation of investments	1,649	(3,361)
Amortization of purchase discount	(2,339)	(1,033)
Amortization of deferred financing costs	353	132
Non-cash investment income	(928)	(1,121)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(121,057)	(124,483)
Proceeds from sales and paydowns of investments	82,998	15,076
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	103	86
Cash paid for purchase of drawn portion of revolving credit facilities	(104)	(48)
Cash paid on drawn revolvers	(4,449)	(2,072)
Cash repayments on drawn revolvers	3,109	1,813
Interest and dividend receivable	362	(1,867)
Other assets	(711)	(635)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(12,711)	32,375
Interest payable	(263)	486
Management fee payable	97	173
Income based incentive fee payable	433	256
Accrued capital gains incentive fee	(382)	532
Payable to affiliates	(20)	35
Deferred tax liability	119	—
Other liabilities	622	52
Net cash flows (used in) provided by operating activities	(32,898)	(70,713)
Cash flows from financing activities
Net proceeds from issuance of common units	—	97,885
Proceeds from BMO Subscription Line	38,000	68,700
Repayment of BMO Subscription Line	(38,000)	(92,600)
Proceeds from Wells Credit Facility	55,300	—
Repayment of Wells Credit Facility	(19,000)	—
Placement fees paid	(59)	—
Deferred financing costs paid	(1,105)	—
Net cash flows provided by (used in) financing activities	35,136	73,985
Net increase (decrease) in cash and cash equivalents	2,238	3,272
Cash and cash equivalents at the beginning of the period	19,866	7,222
Cash and cash equivalents at the end of the period	$22,104	$10,494

Supplemental disclosure of cash flow information
Cash interest paid	$12,488	$6,734
Non-cash operating activities:
Non-cash activity on investments	$1,993	$—
Non-cash financing activities:
Distributions declared and payable	$21,620	$9,753
Accrual for deferred credit facility costs	53	81
Accrual for placement fees	—	45
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Viper Bidco, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.30%	11/2024	11/2031	$42,175	$41,971	$41,964	5.13%
Sierra Enterprises, LLC
Food & Beverage	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.54%	04/2023	05/2027	21,670	19,946	21,670
	First Lien(2)(6)(8)	SOFR(Q)	+	6.25%	10.54%	07/2023	05/2027	20,076	18,149	20,076
								41,746	38,095	41,746	5.10%
Coupa Holdings, LLC
Software	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.54%	02/2023	02/2030	39,168	38,981	39,168	4.79%
Diamondback Acquisition, Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.50%	9.92%	10/2024	09/2028	38,745	38,568	38,745	4.73%
Accession Risk Management Group, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.04%	09/2024	11/2029	27,099	27,026	27,099
	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	9.05%	09/2024	11/2029	4,962	4,968	4,962
	First Lien(8)	SOFR(Q)	+	4.75%	9.05%	08/2023	11/2029	2,491	2,491	2,491
	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.05%	08/2023	11/2029	1,959	1,959	1,959
	First Lien(8)	SOFR(Q)	+	4.75%	9.04%	08/2024	11/2029	1,523	1,520	1,523
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.05%	08/2024	11/2029	117	111	117
								38,151	38,075	38,151	4.66%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.29%	10/2023	10/2028	12,668	12,668	12,668
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.29%	10/2023	10/2028	10,423	10,423	10,423
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	9.31%	02/2024	10/2028	6,131	6,095	6,131
	Subordinated(8)	Fixed(Q)*	+	13.00%/PIK	13.00%	05/2023	05/2033	4,235	4,199	4,235
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.30%	10/2023	10/2028	2,181	2,181	2,181
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.32%	10/2023	10/2028	1,255	1,255	1,255
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.30%	10/2023	10/2028	175	175	175
								37,068	36,996	37,068	4.53%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	6.50%	11.06%	05/2024	07/2028	27,312	27,301	27,585
	Subordinated(8)	Fixed(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	4,566	4,557	4,634
	Subordinated(8)	Fixed(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	1,744	1,740	1,771
	First Lien(8)(9) - Drawn	SOFR(Q)	+	6.50%	11.07%	05/2024	07/2028	1,261	1,261	1,261
	First Lien(8)(9) - Drawn	SOFR(Q)	+	6.50%	11.06%	05/2024	07/2028	528	527	533
								35,411	35,386	35,784	4.37%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Einstein Parent, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	6.50%	10.79%	01/2025	01/2031	$34,415	$34,079	$34,071	4.17%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(8)	SOFR(Q)	+	6.00%	10.31%	09/2023	08/2029	16,993	16,927	16,993
	First Lien(4)(7)(8)	SOFR(Q)	+	5.75%	10.06%	08/2022	08/2029	12,423	12,423	12,423
	First Lien(2)(6)(8)	SOFR(Q)	+	5.75%	10.06%	08/2022	08/2029	4,540	4,507	4,540
								33,956	33,857	33,956	4.15%
Model N, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.05%	06/2024	06/2031	23,709	23,600	23,590
	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	9.05%	06/2024	06/2031	8,219	8,180	8,178
								31,928	31,780	31,768	3.88%
HIG Intermediate, Inc. (14)
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.83%	08/2023	11/2028	23,059	22,985	23,059
	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	8.83%	08/2023	11/2028	3,798	3,798	3,798
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	9.07%	03/2024	11/2028	3,743	3,729	3,743
								30,600	30,512	30,600	3.74%
NC Topco, LLC
Software	First Lien(4)(7)(8)	SOFR(M)*	+	2.50% +2.75%/PIK	9.57%	08/2024	09/2031	30,713	30,572	30,560	3.73%
OEConnection LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.32%	04/2024	04/2031	25,655	25,540	25,655
	First Lien(8)	SOFR(M)	+	5.00%	9.32%	04/2024	04/2031	4,476	4,455	4,476
								30,131	29,995	30,131	3.68%
IG Investments Holdings, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.29%	03/2024	09/2028	29,845	29,718	29,845	3.65%
Runway Bidco, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.30%	12/2024	12/2031	29,242	29,101	29,096	3.56%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.05%	08/2024	08/2031	21,557	21,456	21,449
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.05%	08/2024	08/2031	5,015	4,992	4,990
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.05%	08/2024	08/2031	1,141	1,137	1,135
								27,713	27,585	27,574	3.37%
Superman Holdings, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.80%	08/2024	08/2031	21,553	21,503	21,500
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.50%	8.80%	08/2024	08/2031	4,490	4,479	4,479
								26,043	25,982	25,979	3.17%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
USRP Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.32%	10/2023	12/2029	$11,937	$11,937	$11,937
	First Lien(2)(6)(8)	SOFR(M)	+	5.00%	9.32%	10/2023	12/2029	10,800	10,778	10,800
	First Lien(8)	SOFR(M)	+	5.00%	9.32%	07/2023	12/2029	2,309	2,277	2,309
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.32%	08/2024	12/2029	110	110	110
								25,156	25,102	25,156	3.08%
OA Buyer, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.82%	06/2024	12/2028	24,828	24,775	24,828	3.04%
Syndigo LLC
Software	First Lien(2)(6)	SOFR(Q)	+	4.50%	9.07%	08/2023	12/2027	16,956	16,254	16,956
	Second Lien(2)(6)(8)	SOFR(Q)	+	8.00%	12.55%	10/2022	12/2028	7,359	6,936	7,359
								24,315	23,190	24,315	2.97%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.55%	09/2024	05/2029	19,045	19,045	19,045
	First Lien(2)(6)(8)	SOFR(Q)	+	5.75%	10.05%	10/2023	05/2029	4,592	4,556	4,592
								23,637	23,601	23,637	2.89%
Bullhorn, Inc.
Software	First Lien(8)	SOFR(M)	+	5.00%	9.32%	05/2024	10/2029	11,127	11,111	11,127
	First Lien(8)	SOFR(M)	+	5.00%	9.32%	05/2024	10/2029	7,481	7,468	7,481
	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.32%	05/2024	10/2029	2,863	2,860	2,863
	First Lien(8)	SOFR(M)	+	5.00%	9.32%	05/2024	10/2029	641	641	641
	First Lien(8)	SOFR(M)	+	5.00%	9.32%	05/2024	10/2029	287	287	287
	First Lien(8)	SOFR(M)	+	5.00%	9.32%	05/2024	10/2029	229	229	229
								22,628	22,596	22,628	2.76%
Vessco Midco Holdings, LLC
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	9.05%	07/2024	07/2031	19,463	19,374	19,366
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	9.06%	07/2024	07/2031	1,708	1,701	1,700
								21,171	21,075	21,066	2.58%
iCIMS, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.75%	10.04%	08/2022	08/2028	11,320	11,294	11,171
	First Lien(2)(8)	SOFR(Q)	+	5.75%	10.04%	08/2022	08/2028	9,587	9,540	9,460
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	10.04%	08/2022	08/2028	179	186	176
								21,086	21,020	20,807	2.54%
AAH Topco, LLC
Consumer Services	First Lien(8)(9) - Drawn	SOFR(M)	+	5.25%	9.67%	11/2023	12/2027	20,738	20,597	20,738	2.54%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	6.75%	11.05%	10/2024	11/2029	20,940	20,694	20,679	2.53%
Houghton Mifflin Harcourt Company
Education	First Lien(4)(7)	SOFR(M)	+	5.25%	9.67%	12/2023	04/2029	11,526	11,352	11,409
	First Lien(2)(6)	SOFR(M)	+	5.25%	9.67%	09/2023	04/2029	8,700	8,299	8,612
								20,226	19,651	20,021	2.45%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
CentralSquare Technologies, LLC
Software	First Lien(4)(7)(8)	SOFR(M)*	+	2.88% +3.38%/PIK	10.57%	04/2024	04/2030	$19,954	$19,745	$19,954	2.44%
Asurion, LLC
Business Services	First Lien(2)(6)	SOFR(M)	+	4.25%	8.57%	09/2024	09/2030	19,900	19,527	19,676	2.41%
Brave Parent Holdings, Inc.
Software	First Lien(2)(6)(8)	SOFR(M)	+	5.00%	9.32%	11/2023	11/2030	10,599	10,554	10,599
	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.32%	11/2023	11/2030	7,808	7,808	7,808
	First Lien(4)(7)(8)(9) - Drawn	SOFR(M)	+	5.00%	9.32%	11/2023	11/2030	1,213	1,209	1,213
								19,620	19,571	19,620	2.40%
YLG Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.05%	06/2024	12/2030	18,305	18,305	18,305	2.24%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(M)	+	6.00%	10.32%	10/2023	11/2030	18,489	18,330	18,185	2.22%
Enverus Holdings, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.50%	9.82%	12/2023	12/2029	17,584	17,474	17,584
	First Lien(8)	SOFR(M)	+	5.50%	9.82%	12/2023	12/2029	549	545	549
								18,133	18,019	18,133	2.22%
MRI Software LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.05%	10/2024	02/2027	13,035	12,953	13,035
	First Lien(8)	SOFR(Q)	+	4.75%	9.05%	12/2023	02/2027	4,221	4,209	4,221
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.05%	08/2024	02/2027	813	807	813
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.05%	12/2023	02/2027	55	56	55
								18,124	18,025	18,124	2.22%
GHX Ultimate Parent Corporation
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	9.05%	02/2025	12/2031	17,662	17,487	17,487	2.14%
Eclipse Topco, Inc. (12)
Eclipse Buyer, Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	9.06%	09/2024	09/2031	17,280	17,199	17,194	2.10%
Oranje Holdco, Inc.
Education	First Lien(2)(6)(8)	SOFR(Q)	+	7.75%	12.04%	02/2023	02/2029	11,667	11,563	11,667
	First Lien(8)	SOFR(Q)	+	7.25%	11.54%	06/2024	02/2029	5,454	5,407	5,454
								17,121	16,970	17,121	2.09%
Safety Borrower Holdings LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.69%	03/2024	09/2027	15,897	15,897	15,897
	First Lien(8)(9) - Drawn	P(Q)	+	4.25%	11.75%	10/2024	09/2027	281	281	281
								16,178	16,178	16,178	1.98%
OB Hospitalist Group, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.67%	10/2024	09/2027	13,575	13,575	13,575
	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.67%	07/2024	09/2027	2,332	2,309	2,332
								15,907	15,884	15,907	1.98%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Relativity ODA LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.82%	01/2024	05/2029	$15,655	$15,620	$15,655	1.91%
Healthspan Buyer, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.55%	10/2024	10/2030	10,375	10,351	10,375
	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.55%	10/2023	10/2030	5,056	5,014	5,056
								15,431	15,365	15,431	1.91%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)*	+	2.75% +2.75%/PIK	9.83%	08/2024	08/2031	14,478	14,345	14,334
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.32%	08/2024	08/2030	783	777	775
								15,261	15,122	15,109	1.85%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(S)	+	4.75%	9.03%	05/2024	12/2028	11,744	11,693	11,744
	First Lien(4)(7)(8)	SOFR(S)	+	4.75%	9.03%	05/2024	12/2028	3,062	3,049	3,062
								14,806	14,742	14,806	1.81%
DOXA Insurance Holdings LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.55%	12/2023	12/2030	7,115	7,053	7,115
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.55%	12/2023	12/2030	6,536	6,481	6,536
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.55%	12/2023	12/2029	185	186	185
								13,836	13,720	13,836	1.69%
Allworth Financial Group, L.P.
Financial Services	First Lien(8)	SOFR(M)	+	4.75%	9.07%	10/2023	12/2027	12,619	12,511	12,619
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	9.07%	10/2024	12/2027	811	807	811
								13,430	13,318	13,430	1.64%
GraphPAD Software, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.05%	06/2024	06/2031	12,798	12,768	12,798
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.05%	06/2024	06/2031	320	320	320
								13,118	13,088	13,118	1.60%
Diligent Corporation
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.31%	04/2024	08/2030	10,980	10,943	10,980
	First Lien(8)	SOFR(Q)	+	5.00%	9.31%	04/2024	08/2030	1,882	1,876	1,882
								12,862	12,819	12,862	1.57%
Xactly Corporation
Software	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.66%	02/2023	07/2027	12,802	12,783	12,680	1.55%
CommerceHub, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	6.25%	10.56%	06/2023	12/2027	12,674	12,222	12,674	1.55%
Vamos Bidco, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	9.05%	01/2025	01/2032	12,479	12,418	12,417	1.52%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
More cowbell II LLC
Business Services	First Lien(2)(6)(8)	SOFR(A)	+	5.00%	8.89%	08/2023	09/2030	$12,059	$11,984	$12,059
	First Lien(8)(9) - Drawn	SOFR(S)	+	5.00%	9.20%	08/2023	09/2029	319	320	319
								12,378	12,304	12,378	1.51%
Ciklum Inc.**
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	6.50%	10.89%	02/2024	02/2030	12,268	12,137	12,268	1.50%
Planview Parent, Inc.
Software	Second Lien(4)(7)	SOFR(Q)	+	5.75%	10.05%	06/2024	12/2028	12,117	12,083	12,071	1.47%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(6)(8)	SOFR(M)	+	4.75%	9.17%	10/2024	10/2030	5,266	5,259	5,266
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	9.17%	10/2024	10/2030	4,694	4,672	4,694
	First Lien(8)	SOFR(M)	+	4.75%	9.17%	10/2024	10/2030	1,594	1,594	1,594
								11,554	11,525	11,554	1.41%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.25%	9.57%	09/2022	10/2029	9,937	9,832	9,937
	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.57%	09/2022	10/2029	1,047	1,043	1,047
								10,984	10,875	10,984	1.34%
Foreside Financial Group, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.71%	05/2022	09/2027	7,537	7,520	7,537
	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.71%	10/2024	09/2027	1,836	1,836	1,836
	First Lien(8)	SOFR(Q)	+	5.25%	9.71%	05/2022	09/2027	359	356	359
	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.71%	05/2022	09/2027	267	266	267
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.70%	05/2022	09/2027	151	154	151
								10,150	10,132	10,150	1.24%
Firebird Acquisition Corp, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)*	+	2.25% +2.75%/PIK	9.29%	01/2025	02/2032	9,979	9,954	9,954	1.22%
Foundational Education Group, Inc.
Education	Second Lien(2)(6)(8)	SOFR(Q)	+	6.50%	11.05%	05/2022	08/2029	9,783	8,815	9,783	1.20%
Bonterra LLC
Software	First Lien(2)(6)	SOFR(Q)	+	5.00%	9.30%	03/2025	03/2032	9,328	9,304	9,304
	First Lien(9) - Drawn	SOFR(Q)	+	5.00%	9.30%	03/2025	03/2032	164	164	164
								9,492	9,468	9,468	1.16%
GS Acquisitionco, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.25%	9.55%	03/2024	05/2028	6,429	6,420	6,429
	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.55%	03/2024	05/2028	2,320	2,325	2,320
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.55%	03/2024	05/2028	706	700	706
								9,455	9,445	9,455	1.15%
Disco Parent, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	7.50%	11.81%	03/2023	03/2029	8,900	8,818	8,900	1.09%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Icefall Parent, Inc.
Software	First Lien(8)	SOFR(Q)	+	6.50%	10.79%	01/2024	01/2030	$8,696	$8,622	$8,696	1.06%
QBS Parent, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.05%	11/2024	11/2031	8,480	8,459	8,458	1.03%
Park Place Technologies, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.54%	07/2024	03/2031	7,635	7,617	7,616
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.25%	9.57%	07/2024	03/2031	617	611	616
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.25%	9.57%	07/2024	03/2030	210	210	210
								8,462	8,438	8,442	1.03%
Bluefin Holding, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	6.50%	10.80%	09/2023	09/2029	8,148	8,072	8,148	1.00%
PDI TA Holdings, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.79%	01/2024	02/2031	6,043	6,016	6,043
	First Lien(8)	SOFR(Q)	+	5.50%	9.79%	01/2024	02/2031	1,603	1,596	1,603
	First Lien(2)(8)	SOFR(Q)	+	5.50%	9.79%	01/2024	02/2031	318	318	318
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.79%	01/2024	02/2031	91	91	91
								8,055	8,021	8,055	0.98%
Optimizely North America Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.32%	10/2024	10/2031	8,000	7,962	7,960	0.97%
Databricks, Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.82%	12/2024	01/2031	7,975	7,936	7,935	0.97%
ComPsych Investments Corp.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.04%	07/2024	07/2031	7,744	7,726	7,724	0.94%
Cloudera, Inc.
Software	Second Lien(2)(6)	SOFR(M)	+	6.00%	10.42%	10/2022	10/2029	7,900	6,858	7,550	0.92%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	9.07%	05/2024	06/2031	7,251	7,202	7,197
	First Lien(8)	SOFR(M)	+	4.75%	9.07%	05/2024	06/2031	312	310	309
								7,563	7,512	7,506	0.92%
FS WhiteWater Holdings, LLC (13)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.45%	09/2024	12/2029	3,253	3,225	3,253
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.45%	07/2022	12/2029	3,959	3,936	3,959
								7,212	7,161	7,212	0.88%
Panzura Holdings, LLC (11)
Panzura, LLC
Software	First Lien(8)	Fixed(Q)*	+	4.00% +11.00%/PIK	15.00%	08/2023	08/2027	7,509	7,096	7,084	0.87%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
eResearchTechnology, Inc.
Healthcare	First Lien(2)(6)	SOFR(M)	+	4.75%	9.07%	03/2025	01/2032	$7,047	$6,976	$6,975
	First Lien(9) - Drawn	SOFR(M)	+	4.75%	9.07%	03/2025	01/2032	66	67	66
								7,113	7,043	7,041	0.86%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.32%	08/2024	08/2031	6,500	6,469	6,467
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.32%	08/2024	08/2031	565	562	562
								7,065	7,031	7,029	0.86%
Javelin Buyer, Inc.
Software	Second Lien(4)(7)	SOFR(Q)	+	5.25%	9.56%	10/2024	12/2032	6,470	6,438	6,439	0.79%
Anaplan, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.00%	9.30%	01/2024	06/2029	3,325	3,325	3,325
	First Lien(2)(8)	SOFR(Q)	+	5.00%	9.30%	06/2022	06/2029	2,993	2,973	2,993
								6,318	6,298	6,318	0.77%
Greenway Health, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	6.75%	11.05%	12/2023	04/2029	6,286	6,210	6,286	0.77%
Zest Acquisition Corp.
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.54%	04/2023	02/2028	6,121	6,000	6,121	0.75%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(8)	SOFR(Q)	+	7.50%	11.90%	07/2022	07/2029	3,096	3,069	3,096
	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	10.17%	07/2022	07/2028	2,688	2,671	2,688
								5,784	5,740	5,784	0.71%
Project Accelerate Parent, LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.57%	02/2024	02/2031	5,599	5,574	5,599	0.68%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	9.80%	11/2022	04/2029	5,422	5,366	5,422
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.80%	11/2022	04/2029	111	112	111
								5,533	5,478	5,533	0.68%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.29%	11/2024	11/2031	5,258	5,220	5,219
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	9.29%	11/2024	11/2031	245	244	244
								5,503	5,464	5,463	0.67%
Bayou Intermediate II, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	9.05%	12/2024	08/2028	5,396	5,361	5,396	0.66%
Next Holdco, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.55%	11/2023	11/2030	5,236	5,205	5,236	0.64%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Smile Doctors LLC
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.90%	10.32%	05/2022	12/2028	$3,786	$3,767	$3,719
	First Lien(2)(6)(8)	SOFR(Q)	+	5.90%	10.32%	05/2022	12/2028	1,114	1,101	1,095
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.90%	10.32%	06/2023	12/2028	406	401	398
								5,306	5,269	5,212	0.64%
LSCS Holdings, Inc.
Healthcare	First Lien(4)(7)	SOFR(Q)	+	4.50%	8.80%	09/2024	03/2032	4,974	4,950	4,949	0.60%
Bracket Intermediate Holding Corp.
Healthcare	First Lien(2)(6)	SOFR(Q)	+	4.25%	8.55%	05/2023	05/2028	4,886	4,787	4,908	0.60%
Adelaide Borrower, LLC**
Software	First Lien(8)	SOFR(Q)	+	6.25%	10.55%	05/2024	05/2030	4,698	4,657	4,698	0.57%
LogRhythm, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	7.50%	11.81%	07/2024	07/2029	4,196	4,141	4,127	0.50%
PDQ.com Corporation
Software	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.80%	10/2023	08/2027	3,917	3,891	3,917	0.48%
RxB Holdings, Inc.
Healthcare	First Lien(2)(6)(8)	SOFR(M)	+	5.25%	9.57%	06/2023	12/2027	3,768	3,706	3,768	0.46%
WatchGuard Technologies, Inc.
Software	First Lien(2)(6)	SOFR(M)	+	5.25%	9.57%	08/2022	07/2029	3,693	3,611	3,669	0.45%
KENE Acquisition, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.54%	02/2024	02/2031	3,500	3,470	3,500
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.54%	02/2024	02/2031	162	160	162
								3,662	3,630	3,662	0.45%
Businessolver.com, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	9.90%	10/2023	12/2027	3,449	3,449	3,449
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.90%	10/2023	12/2027	148	148	148
								3,597	3,597	3,597	0.44%
DOCS, MSO, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	10.17%	06/2022	06/2028	2,951	2,951	2,938
	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	10.17%	02/2025	06/2028	397	394	395
	First Lien(8)(9) - Drawn	SOFR(S)	+	5.75%	10.13%	06/2022	06/2028	56	56	56
								3,404	3,401	3,389	0.41%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(7)(8)	SOFR(S)	+	5.25%	9.64%	06/2023	06/2028	1,940	1,932	1,940
	First Lien(4)(7)(8)(9) - Drawn	SOFR(S)	+	4.50%	8.82%	06/2023	06/2028	976	966	976
								2,916	2,898	2,916	0.35%
Galway Borrower LLC
Business Services	First Lien(8)	SOFR(Q)	+	4.50%	8.80%	04/2024	09/2028	1,801	1,777	1,783
	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.80%	04/2024	09/2028	1,087	1,081	1,077
								2,888	2,858	2,860	0.35%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Zone Climate Services, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	6.00%	10.46%	10/2023	03/2028	$2,439	$2,431	$2,439
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	10.19%	11/2023	03/2028	278	276	276
								2,717	2,707	2,715	0.33%
KENG Acquisition, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.00%	9.32%	08/2023	08/2029	1,834	1,816	1,834
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.32%	08/2023	08/2029	871	863	871
								2,705	2,679	2,705	0.33%
TigerConnect, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(Q)*	+	3.38% +3.38%/PIK	11.39%	11/2024	02/2028	2,337	2,321	2,337
	First Lien(4)(7)(8)(9) - Drawn	SOFR(Q)*	+	3.38% +3.38%/PIK	11.39%	11/2024	02/2028	17	17	17
								2,354	2,338	2,354	0.29%
Fortis Solutions Group, LLC
Packaging	First Lien(8)	SOFR(Q)	+	5.50%	9.90%	06/2022	10/2028	1,471	1,469	1,471
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.90%	06/2022	10/2028	119	115	119
	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.90%	06/2022	10/2028	376	376	376
								1,966	1,960	1,966	0.24%
KPSKY Acquisition Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.91%	06/2022	10/2028	1,740	1,730	1,685
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	10.16%	11/2023	10/2028	19	19	18
								1,759	1,749	1,703	0.21%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(8)(9) - Drawn	SOFR(S)	+	4.75%	9.18%	06/2024	12/2028	1,548	1,536	1,548	0.19%
KWOR Intermediate I, Inc. (15)
KWOR Acquisition, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)*	+	1.00% +5.25%/PIK	10.56%	02/2025	02/2030	1,124	1,124	1,124
	Subordinated(8)	SOFR(Q)*	+	8.00%/PIK	12.31%	02/2025	02/2030	375	375	375
	First Lien(8)	SOFR(Q)	+	5.25%	9.56%	02/2025	02/2030	9	9	9
	First Lien(8)	SOFR(Q)	+	5.25%	9.56%	02/2025	02/2030	6	6	6
								1,514	1,514	1,514	0.19%
Calabrio, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.81%	01/2024	04/2027	838	832	838	0.10%
Daxko Acquisition Corporation
Software	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.32%	07/2024	10/2028	96	96	96	0.01%
Total Funded Debt Investments - United States								$1,523,432	$1,508,079	$1,519,074	185.72%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.29%	12/2022	12/2029	$3,437	$3,399	$3,437
	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.29%	12/2023	12/2029	1,338	1,327	1,338
								4,775	4,726	4,775	0.58%
Total Funded Debt Investments - Australia								$4,775	$4,726	$4,775	0.58%
Structured Financing Obligation - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligations(8)	SOFR(S)	+	7.00%	11.46%	11/2024	01/2037	$1,996	$1,996	$1,996	0.24%
Total Structured Financing Obligation - United States								$1,996	$1,996	$1,996	0.24%
Total Funded Debt Investments								$1,530,203	$1,514,801	$1,525,845	186.54%
Equity - United States
HIG Intermediate, Inc. (14)
Business Services	Preferred shares	Fixed(Q)		10.50%	10.50%	12/2024	—	14,557	$14,448	$14,448	1.77%
Portage Point Partners, LP
Business Services	Preferred shares (5)(8)	Fixed(S)		14.00%	14.00%	09/2024	—	77,399	7,910	7,907
	Ordinary Shares (5)(8)	—		—	—	09/2024	—	667	2,415	3,047
								78,066	10,325	10,954	1.34%
Eclipse Topco, Inc. (12)
Software	Preferred shares (8)	Fixed(S)*		12.50%/PIK	12.50%	09/2024	—	461	4,743	4,742	0.58%
Knockout Intermediate Holdings I Inc.
Software	Preferred shares (8)	SOFR(S)*	+	10.75%/PIK	15.03%	06/2022	—	497	684	689	0.08%
KWOR Intermediate I, Inc. (15)
Business Services	Preferred shares (8)	SOFR(Q)*	+	8.00%/PIK	12.31%	02/2025	—	250	250	250
	Ordinary Shares (8)	—		—	—	02/2025	—	234	245	227
								484	495	477	0.06%
FS WhiteWater Holdings, LLC (13)
Consumer Services	Preferred shares (8)	Fixed(A)*		20.00%/PIK	20.00%	10/2024	—	1,396	183	183	0.02%
Panzura Holdings, LLC (11)
Software	Ordinary Shares (3)(8)	—		—	—	09/2023	—	88,767	480	145	0.02%
Total Shares - United States									$31,358	$31,638	3.87%
Total Shares									$31,358	$31,638	3.87%
Total Funded Investments									$1,546,159	$1,557,483	190.41%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Unfunded Debt Investments - United States
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	07/2028	$1,597	$—	$16
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	07/2028	443	—	—
							2,040	—	16	0.00%
Accession Risk Management Group, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	2,571	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	11/2029	469	(1)	—
							3,040	(1)	—	—%
Project Accelerate Parent, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2031	806	(3)	—	—%
AAH Topco, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2025	2,315	—	—
	First Lien(9) - Undrawn	—	—	—	03/2025	03/2027	19,200	—	—
							21,515	—	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	10/2024	10/2026	7,152	—	—	—%
	First Lien(8)(9) - Undrawn	—	—	—	10/2024	12/2027	368	(2)	—
							7,520	(2)	—	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	06/2024	12/2025	5,598	—	—	—%
Bluefin Holding, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	09/2023	09/2029	626	(6)	—	—%
Brave Parent Holdings, Inc.
Software	First Lien(4)(7)(8)(9) - Undrawn	—	—	—	11/2023	05/2025	887	—	—
	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2030	1,056	(2)	—
							1,943	(2)	—	—%
Bullhorn, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	1,556	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	10/2029	788	(1)	—
							2,344	(1)	—	—%
Businessolver.com, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2023	06/2025	473	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Ciklum Inc.**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2024	08/2025	$15,496	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2030	3,874	(39)	—
							19,370	(39)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	09/2022	05/2026	2,059	(15)	—
	First Lien(8)(9) - Undrawn	—	—	—	09/2022	10/2029	1,480	(14)	—
							3,539	(29)	—	—%
Coupa Holdings, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	02/2023	08/2025	3,524	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2023	02/2029	2,698	(11)	—
							6,222	(11)	—	—%
Daxko Acquisition Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	2,319	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	10/2028	483	(3)	—
							2,802	(3)	—	—%
Diligent Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2026	1,882	(6)	—
	First Lien(8)(9) - Undrawn	—	—	—	04/2024	08/2030	1,255	(4)	—
							3,137	(10)	—	—%
DOXA Insurance Holdings LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2025	231	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	3,046	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2029	1,355	(14)	—
							4,632	(14)	—	—%
Enverus Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2025	337	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2029	1,351	(8)	—
							1,688	(8)	—	—%
Disco Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2023	03/2029	890	(7)	—	—%
Al Altius US Bidco, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	3,077	—	—	—%
Adelaide Borrower, LLC**
Software	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	1,048	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2030	667	(6)	—
							1,715	(6)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
KENG Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2023	08/2025	$529	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	394	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2023	08/2029	506	(5)	—
	First Lien(8)(9) - Undrawn	—	—	—	01/2025	01/2027	1,082	—	—
							2,511	(5)	—	—%
Icefall Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2024	01/2030	828	(7)	—	—%
KENE Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2026	1,398	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2031	468	(4)	—
							1,866	(4)	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	4,337	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2022	09/2027	430	(4)	—
							4,767	(4)	—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2025	3,987	—	—	—%
HIG Intermediate, Inc. (14)
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	5,268	—	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2024	09/2028	3,146	(14)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	2,482	—	—
	First Lien(8)(9) - Undrawn	—	—	—	03/2024	05/2028	2,418	(5)	—
							4,900	(5)	—	—%
Oranje Holdco, Inc.
Education	First Lien(8)(9) - Undrawn	—	—	—	02/2023	02/2029	1,458	(12)	—	—%
GC Waves Holdings, Inc.
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	10/2024	10/2026	9,604	—	—	—%
MRI Software LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2024	09/2026	1,830	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2023	02/2027	933	(5)	—
							2,763	(5)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Next Holdco, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2025	$903	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2029	339	(2)	—
							1,242	(2)	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	10/2024	09/2027	1,933	—	—	—%
OEConnection LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2026	4,910	—	—
	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2031	2,805	(12)	—
							7,715	(12)	—	—%
PDI TA Holdings, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2024	02/2026	697	—	—
	First Lien(8)(9) - Undrawn	—	—	—	01/2024	02/2031	592	(3)	—
							1,289	(3)	—	—%
PDQ.com Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2023	10/2025	2,585	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	08/2027	1,426	(9)	—
							4,011	(9)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(8)(9) - Undrawn	—	—	—	11/2022	04/2029	305	(5)	—	—%
Riskonnect Parent, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	6,349	—	—	—%
Safety Borrower Holdings LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2024	09/2027	844	—	—	—%
More cowbell II LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2023	09/2025	1,330	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2023	09/2029	1,410	(11)	—
							2,740	(11)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	10/2023	10/2030	1,229	(10)	—	—%
TigerConnect, Inc.
Healthcare	First Lien(4)(7)(8)(9) - Undrawn	—	—	—	11/2024	12/2025	77	—	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(7)(8)(9) - Undrawn	—	—	—	06/2023	04/2025	134	—	—	—%
CentralSquare Technologies, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2030	2,205	(23)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
USRP Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	$5,853	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	12/2029	1,358	(3)	—
							7,211	(3)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	08/2022	08/2029	426	(3)	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2026	4,839	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2026	427	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2024	10/2028	536	(3)	—
							5,802	(3)	—	—%
YLG Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	06/2024	12/2030	1,623	—	—	—%
Relativity ODA LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2024	05/2029	1,401	(3)	—	—%
GraphPAD Software, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2031	1,206	(3)	—
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2026	2,894	(7)	—
							4,100	(10)	—	—%
KWOR Intermediate I, Inc. (15)
KWOR Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2025	02/2030	188	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2025	02/2027	249	—	—
							437	—	—	—%
FS WhiteWater Holdings, LLC (13)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	03/2025	03/2027	1,380	—	—	—%
DOCS, MSO, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2028	226	—	(1)	(0.00)%
Zone Climate Services, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2025	2,222	—	—
	First Lien(8)(9) - Undrawn	—	—	—	11/2023	03/2028	167	(2)	(1)
							2,389	(2)	(1)	(0.00)%
Bonterra LLC
Software	First Lien(9) - Undrawn	—	—	—	03/2025	03/2027	1,008	—	—
	First Lien(9) - Undrawn	—	—	—	03/2025	03/2032	844	(2)	(2)
							1,852	(2)	(2)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
QBS Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	11/2024	11/2031	$895	$(2)	$(2)	(0.00)%
Smile Doctors LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2023	06/2025	161	—	(3)	(0.00)%
Park Place Technologies, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2024	09/2025	583	—	(1)
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	03/2030	691	(2)	(2)
							1,274	(2)	(3)	(0.00)%
Optimizely North America Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2024	10/2031	750	(4)	(4)	(0.00)%
Firebird Acquisition Corp, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	01/2025	02/2027	5,870	—	—
	First Lien(8)(9) - Undrawn	—	—	—	01/2025	02/2032	1,761	(4)	(4)
							7,631	(4)	(4)	(0.00)%
Xactly Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2027	538	—	(5)	(0.00)%
ComPsych Investments Corp.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2027	2,222	—	(5)	(0.00)%
LogRhythm, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2029	420	(5)	(7)	(0.00)%
Vamos Bidco, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2025	02/2027	5,200	—	—
	First Lien(8)(9) - Undrawn	—	—	—	01/2025	01/2032	1,560	(8)	(8)
							6,760	(8)	(8)	(0.00)%
Databricks, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2024	07/2026	1,772	—	(9)	(0.00)%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	521	(3)	(3)
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	1,629	—	(8)
							2,150	(3)	(11)	(0.00)%
Superman Holdings, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	2,532	—	(6)
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	3,115	(7)	(8)
							5,647	(7)	(14)	(0.00)%
Eclipse Topco, Inc. (12)
Eclipse Buyer, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	09/2024	09/2026	2,929	—	(15)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
GHX Ultimate Parent Corporation
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	02/2025	12/2031	$1,577	$(16)	$(16)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	842	—	(8)
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2030	901	(9)	(9)
							1,743	(9)	(17)	(0.00)%
iCIMS, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2022	08/2028	1,446	(13)	(19)	(0.00)%
eResearchTechnology, Inc.
Healthcare	First Lien(9) - Undrawn	—	—	—	03/2025	03/2026	1,170	(6)	(6)
	First Lien(9) - Undrawn	—	—	—	03/2025	01/2027	1,263	(7)	(7)
	First Lien(9) - Undrawn	—	—	—	03/2025	10/2031	665	(7)	(7)
							3,098	(20)	(20)	(0.00)%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2024	11/2031	631	(5)	(5)
	First Lien(8)(9) - Undrawn	—	—	—	11/2024	11/2026	2,103	—	(16)
							2,734	(5)	(21)	(0.00)%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	06/2026	1,144	—	(9)
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	06/2030	1,603	(10)	(12)
							2,747	(10)	(21)	(0.00)%
Vessco Midco Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2031	2,163	(10)	(11)
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	4,779	—	(24)
							6,942	(10)	(35)	(0.00)%
Einstein Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2025	01/2031	3,560	(34)	(36)	(0.00)%
KPSKY Acquisition Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2025	1,568	—	(45)	(0.01)%
Model N, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2031	3,493	(16)	(17)
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2026	6,549	—	(33)
							10,042	(16)	(50)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Runway Bidco, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2031	$3,633	$(17)	$(18)
	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2026	7,265	—	(36)
							10,898	(17)	(54)	(0.01)%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	3,586	(18)	(18)
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	7,659	—	(38)
							11,245	(18)	(56)	(0.01)%
NC Topco, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2024	09/2031	3,495	(16)	(17)
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	8,738	—	(44)
							12,233	(16)	(61)	(0.01)%
PetVet Care Centers, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	10/2023	11/2025	2,442	—	(40)
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	11/2029	2,442	(19)	(40)
							4,884	(19)	(80)	(0.01)%
Total Unfunded Debt Investments - United States							$298,861	$(537)	$(609)	(0.07)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2022	12/2028	$320	$(3)	$—	—%
Total Unfunded Debt Investments - Australia							$320	$(3)	—	—%
Total Unfunded Debt Investments							$299,181	$(540)	$(609)	(0.06)%
Total Non-Controlled/Non-Affiliated Investments								$1,545,619	$1,556,874	190.35%
Total Investments								$1,545,619	$1,556,874	190.35%

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
(10)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of March 31, 2025.
(11)The Company holds common equity in Panzura Holdings, LLC and a first lien term loan in Panzura, LLC, a wholly-owned subsidiary of Panzura Holdings, LLC.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

(12)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc.
(13)The Company holds preferred equity in FS WhiteWater Holdings, LLC and a first lien term loan and two first lien delayed draws in FS WhiteWater Borrower, LLC, a wholly-owned subsidiary of FS WhiteWater Holdings, LLC.
(14)The Company holds preferred equity in HIG Intermediate, Inc. and a first lien term loan and a first lien delayed draw in Higginbotham Insurance Agency, Inc., a wholly-owned subsidiary of HIG Intermediate, Inc.
(15)The Company holds preferred equity, ordinary shares and subordinated notes in KWOR Intermediate I, Inc. The Company holds three first lien term loans, a first lien delayed draw and a first lien revolver in KWOR Acquisition, Inc., a wholly-owned subsidiary of KWOR Intermediate I, Inc.
*    All or a portion of interest contains payment in kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2025, 1.49% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2025
(unaudited)

March 31, 2025
Investment Type	Percent of Total Investments at Fair Value
First lien	94.16%
Second lien	2.77%
Subordinated	0.91%
Structured finance obligations	0.13%
Equity and other	2.03%
Total investments	100.00%

March 31, 2025
Industry Type	Percent of Total Investments at Fair Value
Software	44.87%
Business Services	26.93%
Healthcare	10.41%
Financial Services	6.33%
Consumer Services	5.15%
Education	3.01%
Food & Beverage	2.68%
Distribution & Logistics	0.36%
Investment Fund	0.13%
Packaging	0.13%
Total investments	100.00%

March 31, 2025
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	96.89%
Fixed rates	3.11%
Total investments	100.00%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Viper Bidco, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.52%	11/2024	11/2031	$42,280	$42,071	$42,069	5.13%
Sierra Enterprises, LLC
Food & Beverage	First Lien(4)(7)(8)	SOFR(Q)	+	6.75%	11.34%	04/2023	05/2027	21,724	19,821	21,724
	First Lien(2)(6)(8)	SOFR(Q)	+	6.75%	11.34%	07/2023	05/2027	20,126	18,004	20,126
								41,850	37,825	41,850	5.10%
Coupa Holdings, LLC
Software	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.84%	02/2023	02/2030	39,266	39,071	39,266	4.79%
Diamondback Acquisition, Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.50%	9.96%	10/2024	09/2028	38,846	38,657	38,846	4.74%
Accession Risk Management Group, Inc.
Business Services	First Lien(4)(7)	SOFR(Q)	+	4.75%	9.32%	09/2024	11/2029	27,171	27,094	27,205
	First Lien(2)(6)	SOFR(Q)	+	4.75%	9.21%	09/2024	11/2029	4,975	4,981	4,981
	First Lien	SOFR(Q)	+	4.75%	9.26%	08/2023	11/2029	2,498	2,498	2,501
	First Lien(4)(7)	SOFR(Q)	+	4.75%	9.26%	08/2023	11/2029	1,964	1,964	1,966
	First Lien	SOFR(Q)	+	4.75%	9.33%	08/2024	11/2029	637	635	638
								37,245	37,172	37,291	4.55%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.57%	10/2023	10/2028	12,701	12,701	12,701
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.57%	10/2023	10/2028	10,451	10,451	10,451
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	9.44%	02/2024	10/2028	4,711	4,682	4,711
	Subordinated(8)	Fixed(Q)*	+	13.00%/PIK	13.00%	05/2023	05/2033	4,231	4,192	4,231
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.56%	10/2023	10/2028	2,187	2,187	2,187
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.50%	10/2023	10/2028	1,258	1,258	1,258
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.55%	10/2023	10/2028	176	176	176
								35,715	35,647	35,715	4.35%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	6.50%	11.32%	05/2024	07/2028	27,381	27,369	27,381
	Subordinated(8)	Fixed(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	4,409	4,400	4,409
	Subordinated(8)	Fixed(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	1,684	1,680	1,684
	First Lien(8)(9) - Drawn	SOFR(Q)	+	6.50%	11.28%	05/2024	07/2028	852	852	852
	First Lien(8)(9) - Drawn	SOFR(Q)	+	6.50%	11.32%	05/2024	07/2028	354	353	354
								34,680	34,654	34,680	4.23%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

PPV Intermediate Holdings, LLC
Consumer Services	First Lien(8)	SOFR(Q)	+	6.00%	10.52%	09/2023	08/2029	$17,036	$16,967	$17,036
	First Lien(4)(7)(8)	SOFR(Q)	+	5.75%	10.26%	08/2022	08/2029	12,454	12,454	12,454
	First Lien(2)(6)(8)	SOFR(Q)	+	5.75%	10.26%	08/2022	08/2029	4,552	4,517	4,552
								34,042	33,938	34,042	4.16%
Model N, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.33%	06/2024	06/2031	23,769	23,656	23,650
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.33%	06/2024	06/2031	8,240	8,200	8,199
								32,009	31,856	31,849	3.88%
NC Topco, LLC
Software	First Lien(4)(7)(8)	SOFR(M)*	+	2.50% +2.75%/PIK	9.61%	08/2024	09/2031	30,578	30,432	30,425	3.71%
IG Investments Holdings, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.67%	03/2024	09/2028	29,920	29,785	29,920	3.65%
HIG Intermediate, Inc. (16)
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.86%	08/2023	11/2028	23,117	23,038	23,117
	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	8.86%	08/2023	11/2028	3,808	3,808	3,808
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	9.11%	03/2024	11/2028	2,611	2,601	2,611
								29,536	29,447	29,536	3.60%
Runway Bidco, LLC
Software	First Lien(4)(7)	SOFR(Q)	+	5.00%	9.33%	12/2024	12/2031	29,242	29,097	29,096	3.55%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.08%	08/2024	08/2031	21,557	21,453	21,449
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.08%	08/2024	08/2031	4,014	3,995	3,994
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.08%	08/2024	08/2031	630	628	627
								26,201	26,076	26,070	3.18%
OEConnection LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.36%	04/2024	04/2031	25,719	25,600	25,719	3.14%
USRP Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.36%	10/2023	12/2029	11,968	11,968	11,968
	First Lien(2)(6)(8)	SOFR(M)	+	5.00%	9.36%	10/2023	12/2029	10,828	10,805	10,828
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.36%	07/2023	12/2029	2,225	2,193	2,225
								25,021	24,966	25,021	3.05%
OA Buyer, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	9.11%	06/2024	12/2028	24,890	24,835	24,890	3.04%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Syndigo LLC
Software	First Lien(2)(6)	SOFR(Q)	+	4.50%	9.28%	08/2023	12/2027	$17,001	$16,241	$17,054
	Second Lien(2)(6)(8)	SOFR(Q)	+	8.00%	12.89%	10/2022	12/2028	7,358	6,916	7,358
								24,359	23,157	24,412	2.98%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.61%	09/2024	05/2029	19,094	19,094	19,094
	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	10.11%	10/2023	05/2029	4,604	4,566	4,604
								23,698	23,660	23,698	2.89%
Bullhorn, Inc.
Software	First Lien(8)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	11,127	11,114	11,127
	First Lien(8)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	7,481	7,467	7,481
	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	2,863	2,860	2,863
	First Lien(8)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	641	641	641
	First Lien(8)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	287	287	287
	First Lien(8)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	229	229	229
								22,628	22,598	22,628	2.76%
Superman Holdings, LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.86%	08/2024	08/2031	21,607	21,555	21,553	2.63%
Nielsen Consumer Inc.**
Business Services	First Lien(2)	SOFR(M)	+	4.75%	9.11%	06/2024	03/2028	21,155	20,184	21,106	2.57%
iCIMS, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.75%	10.38%	08/2022	08/2028	11,320	11,292	11,236
	First Lien(2)(8)	SOFR(Q)	+	5.75%	10.38%	08/2022	08/2028	9,587	9,537	9,515
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	10.34%	08/2022	08/2028	325	331	323
								21,232	21,160	21,074	2.57%
Vessco Midco Holdings, LLC
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	9.11%	07/2024	07/2031	19,463	19,371	19,366
	First Lien(8)(9) - Drawn	SOFR(S)	+	4.75%	9.04%	07/2024	07/2031	1,708	1,700	1,700
								21,171	21,071	21,066	2.57%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	6.75%	11.30%	10/2024	11/2029	21,019	20,761	20,757	2.53%
Knockout Intermediate Holdings I Inc. (12)
Kaseya Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	10.09%	11/2023	06/2029	11,277	11,190	11,277
	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	10.09%	06/2022	06/2029	7,925	7,885	7,925
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	10.09%	06/2022	06/2029	641	632	641
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.83%	06/2022	06/2029	290	289	290
	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	10.09%	06/2022	06/2029	71	71	71
								20,204	20,067	20,204	2.46%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Houghton Mifflin Harcourt Company
Education	First Lien(4)(7)	SOFR(M)	+	5.25%	9.71%	12/2023	04/2029	$11,556	$11,372	$11,401
	First Lien(2)(6)	SOFR(M)	+	5.25%	9.71%	09/2023	04/2029	8,723	8,300	8,606
								20,279	19,672	20,007	2.44%
Asurion, LLC
Business Services	First Lien(2)(6)	SOFR(M)	+	4.25%	8.61%	09/2024	09/2030	19,950	19,563	19,941	2.43%
CentralSquare Technologies, LLC
Software	First Lien(4)(7)(8)	SOFR(M)*	+	2.88% +3.38%/PIK	10.63%	04/2024	04/2030	19,829	19,611	19,829	2.42%
Brave Parent Holdings, Inc.
Software	First Lien(2)(6)(8)	SOFR(M)	+	5.00%	9.36%	11/2023	11/2030	10,626	10,579	10,626
	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.36%	11/2023	11/2030	7,827	7,827	7,827
	First Lien(4)(7)(8)(9) - Drawn	SOFR(M)	+	5.00%	9.36%	11/2023	11/2030	1,216	1,212	1,216
								19,669	19,618	19,669	2.40%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(M)	+	6.00%	10.36%	10/2023	11/2030	18,536	18,372	18,536	2.26%
YLG Holdings, Inc.
Business Services	First Lien(4)(8)	SOFR(Q)	+	4.75%	9.09%	06/2024	12/2030	18,305	18,305	18,305	2.23%
Enverus Holdings, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.50%	9.86%	12/2023	12/2029	17,627	17,513	17,627
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.50%	9.86%	12/2023	12/2029	40	42	40
								17,667	17,555	17,667	2.15%
MRI Software LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.08%	10/2024	02/2027	13,069	12,977	13,069
	First Lien(8)	SOFR(Q)	+	4.75%	9.08%	12/2023	02/2027	4,233	4,218	4,233
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.08%	08/2024	02/2027	252	248	252
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.08%	12/2023	02/2027	55	56	55
								17,609	17,499	17,609	2.15%
Eclipse Topco, Inc. (14)
Eclipse Buyer, Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	9.26%	09/2024	09/2031	17,280	17,197	17,195	2.10%
Oranje Holdco, Inc.
Education	First Lien(2)(6)(8)	SOFR(Q)	+	7.75%	12.32%	02/2023	02/2029	11,668	11,558	11,668
	First Lien(8)	SOFR(Q)	+	7.25%	11.82%	06/2024	02/2029	5,454	5,404	5,454
								17,122	16,962	17,122	2.09%
Safety Borrower Holdings LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.72%	03/2024	09/2027	15,938	15,938	15,938
	First Lien(8)(9) - Drawn	P(Q)	+	4.25%	11.75%	10/2024	09/2027	281	281	281
								16,219	16,219	16,219	1.98%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

OB Hospitalist Group, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.71%	10/2024	09/2027	$13,610	$13,610	$13,610
	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.71%	07/2024	09/2027	2,338	2,313	2,338
								15,948	15,923	15,948	1.98%
Relativity ODA LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.86%	01/2024	05/2029	15,655	15,618	15,591	1.90%
AAH Topco, LLC
Consumer Services	First Lien(8)(9) - Drawn	SOFR(M)	+	5.25%	9.71%	11/2023	12/2027	15,568	15,453	15,568	1.90%
Healthspan Buyer, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.58%	10/2024	10/2030	10,401	10,376	10,401
	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.58%	10/2023	10/2030	5,069	5,025	5,069
								15,470	15,401	15,470	1.90%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(S)	+	4.75%	9.03%	05/2024	12/2028	11,744	11,690	11,744
	First Lien(4)(7)(8)	SOFR(S)	+	4.75%	9.03%	05/2024	12/2028	3,062	3,048	3,062
								14,806	14,738	14,806	1.81%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)*	+	2.75% 2.75%/PIK	10.02%	08/2024	08/2031	14,413	14,275	14,269
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.41%	08/2024	08/2030	168	168	167
								14,581	14,443	14,436	1.76%
DOXA Insurance Holdings LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.60%	12/2023	12/2030	7,133	7,069	7,133
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.74%	12/2023	12/2030	6,553	6,495	6,553
								13,686	13,564	13,686	1.67%
GraphPAD Software, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.08%	06/2024	06/2031	12,830	12,799	12,798
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.08%	06/2024	06/2031	321	321	320
								13,151	13,120	13,118	1.60%
Diligent Corporation
Software	First Lien(4)(7)(8)	SOFR(S)	+	5.00%	10.09%	04/2024	08/2030	10,980	10,942	10,980
	First Lien(8)	SOFR(S)	+	5.00%	10.09%	04/2024	08/2030	1,882	1,876	1,882
								12,862	12,818	12,862	1.57%
Allworth Financial Group, L.P.
Financial Services	First Lien(8)	SOFR(M)	+	5.00%	9.36%	10/2023	12/2027	12,650	12,534	12,650
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.36%	10/2024	12/2027	149	148	149
								12,799	12,682	12,799	1.56%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

More cowbell II LLC
Business Services	First Lien(2)(6)(8)	SOFR(A)	+	5.00%	8.89%	08/2023	09/2030	$12,089	$12,011	$12,089
	First Lien(8)(9) - Drawn	SOFR(S)	+	5.00%	9.33%	08/2023	09/2029	692	689	692
								12,781	12,700	12,781	1.56%
CommerceHub, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	6.25%	10.90%	06/2023	12/2027	12,707	12,218	12,707	1.55%
Xactly Corporation
Software	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.86%	02/2023	07/2027	12,802	12,781	12,660	1.54%
Ciklum Inc.**
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	6.50%	11.17%	02/2024	02/2030	12,299	12,163	12,299	1.50%
Planview Parent, Inc.
Software	Second Lien(4)(7)	SOFR(Q)	+	5.75%	10.08%	06/2024	12/2028	12,117	12,081	12,086	1.47%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.25%	9.61%	09/2022	10/2029	9,962	9,852	9,962
	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.61%	09/2022	10/2029	1,050	1,045	1,050
								11,012	10,897	11,012	1.34%
Avalara, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	6.25%	10.58%	10/2022	10/2028	7,955	7,885	7,955
	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.58%	01/2024	10/2028	3,030	3,030	3,030
								10,985	10,915	10,985	1.34%
Foreside Financial Group, LLC
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.25%	9.71%	05/2022	09/2027	7,557	7,538	7,557
	First Lien(2)(6)(8)	SOFR(M)	+	5.25%	9.71%	10/2024	09/2027	1,840	1,840	1,840
	First Lien(8)	SOFR(M)	+	5.25%	9.71%	05/2022	09/2027	360	358	360
	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.71%	05/2022	09/2027	268	267	268
								10,025	10,003	10,025	1.22%
Pushpay USA Inc.**
Software	First Lien(4)(7)	SOFR(Q)	+	4.50%	8.83%	08/2024	08/2031	9,677	9,584	9,762	1.19%
GS Acquisitionco, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.25%	9.58%	03/2024	05/2028	6,446	6,437	6,446
	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.58%	03/2024	05/2028	2,326	2,331	2,326
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.58%	03/2024	05/2028	707	702	707
								9,479	9,470	9,479	1.16%
Michael Baker International, LLC
Business Services	First Lien(4)(7)	SOFR(M)	+	4.75%	9.11%	05/2024	12/2028	9,259	9,232	9,294	1.13%
Disco Parent, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	7.50%	12.01%	03/2023	03/2029	8,900	8,814	8,900	1.09%
Icefall Parent, Inc.
Software	First Lien(8)	SOFR(M)	+	6.50%	10.86%	01/2024	01/2030	8,696	8,619	8,696	1.06%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

FS WhiteWater Holdings, LLC (15)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.75%	10.23%	09/2024	12/2027	$3,885	$3,849	$3,885
	First Lien(2)(6)(8)	SOFR(Q)	+	6.00%	10.48%	07/2022	12/2027	4,728	4,698	4,728
								8,613	8,547	8,613	1.05%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(6)(8)	SOFR(M)	+	4.75%	9.21%	10/2024	10/2030	5,279	5,272	5,279
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	9.21%	10/2024	10/2030	1,716	1,707	1,716
	First Lien(8)	SOFR(M)	+	4.75%	9.21%	10/2024	10/2030	1,598	1,598	1,598
								8,593	8,577	8,593	1.05%
QBS Parent, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.27%	11/2024	11/2031	8,480	8,459	8,458	1.03%
Bluefin Holding, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.64%	09/2023	09/2029	8,148	8,069	8,148	0.99%
Optimizely North America Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.36%	10/2024	10/2031	8,000	7,961	7,960	0.97%
Databricks, Inc.
Software	First Lien(4)	SOFR(Q)	+	4.50%	8.83%	12/2024	01/2031	7,975	7,935	7,935	0.97%
Park Place Technologies, LLC
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.61%	07/2024	03/2031	7,654	7,635	7,635
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.25%	9.80%	07/2024	03/2030	258	258	258
								7,912	7,893	7,893	0.96%
Cloudera, Inc.
Software	Second Lien(2)(6)	SOFR(M)	+	6.00%	10.46%	10/2022	10/2029	7,900	6,817	7,777	0.95%
ComPsych Investments Corp.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.38%	07/2024	07/2031	7,763	7,744	7,744	0.94%
PDI TA Holdings, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	10.09%	01/2024	02/2031	6,058	6,031	6,058
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	10.00%	01/2024	02/2031	881	875	881
	First Lien(8)	SOFR(Q)	+	5.50%	10.09%	01/2024	02/2031	725	724	725
								7,664	7,630	7,664	0.93%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	9.11%	05/2024	06/2031	7,269	7,219	7,214
	First Lien(8)	SOFR(M)	+	4.75%	9.11%	05/2024	06/2031	313	312	309
								7,582	7,531	7,523	0.92%
Foundational Education Group, Inc.
Education	Second Lien(2)(6)(8)	SOFR(Q)	+	6.50%	11.35%	05/2022	08/2029	7,333	6,471	7,333	0.89%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

CRCI Longhorn Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.36%	08/2024	08/2031	$6,516	$6,484	$6,483
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.36%	08/2024	08/2031	489	486	486
								7,005	6,970	6,969	0.85%
Panzura Holdings, LLC (13)
Panzura, LLC
Software	First Lien(8)	Fixed(Q)*	+	4.00% +13.00%/PIK	17.00%	08/2023	08/2027	7,308	6,861	6,935	0.85%
Javelin Buyer, Inc.
Software	Second Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.69%	10/2024	12/2032	6,470	6,438	6,438	0.79%
Anaplan, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.25%	9.58%	01/2024	06/2029	3,333	3,333	3,333
	First Lien(2)(8)	SOFR(Q)	+	5.25%	9.58%	06/2022	06/2029	3,000	2,979	3,000
								6,333	6,312	6,333	0.77%
Greenway Health, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	6.75%	11.08%	12/2023	04/2029	6,302	6,222	6,302	0.77%
Zest Acquisition Corp.
Healthcare	First Lien(2)(6)	SOFR(Q)	+	5.25%	9.84%	04/2023	02/2028	6,136	6,006	6,213	0.76%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(8)	SOFR(Q)	+	7.50%	11.93%	07/2022	07/2029	3,096	3,068	3,096
	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	10.21%	07/2022	07/2028	2,694	2,677	2,694
								5,790	5,745	5,790	0.71%
Project Accelerate Parent, LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.61%	02/2024	02/2031	5,613	5,587	5,613	0.68%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	9.83%	11/2022	04/2029	5,437	5,377	5,437
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.83%	11/2022	04/2029	83	84	83
								5,520	5,461	5,520	0.67%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.57%	11/2024	11/2031	5,258	5,219	5,218
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.46%	11/2024	11/2031	245	244	244
								5,503	5,463	5,462	0.67%
Bayou Intermediate II, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	9.35%	12/2024	08/2028	5,408	5,372	5,408	0.66%
RxB Holdings, Inc.
Healthcare	First Lien(2)(6)(8)	SOFR(M)	+	5.25%	9.61%	06/2023	12/2027	5,189	5,097	5,189	0.63%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Smile Doctors LLC
Healthcare	First Lien(2)(6)(8)	SOFR(S)	+	5.90%	10.81%	05/2022	12/2028	$3,795	$3,776	$3,727
	First Lien(2)(6)(8)	SOFR(S)	+	5.90%	10.81%	05/2022	12/2028	1,117	1,103	1,097
	First Lien(8)(9) - Drawn	SOFR(S)	+	5.90%	10.68%	06/2023	12/2028	341	338	335
								5,253	5,217	5,159	0.63%
LSCS Holdings, Inc.
Healthcare	First Lien(4)(7)	SOFR(M)	+	4.50%	8.97%	09/2024	12/2028	4,974	4,974	5,015	0.61%
Bracket Intermediate Holding Corp.
Healthcare	First Lien(2)(6)	SOFR(Q)	+	4.25%	8.58%	05/2023	05/2028	4,898	4,791	4,949	0.60%
Adelaide Borrower, LLC**
Software	First Lien(8)	SOFR(Q)	+	6.25%	10.58%	05/2024	05/2030	4,698	4,656	4,698	0.57%
LogRhythm, Inc.
Software	First Lien(2)(6)(8)	SOFR(M)	+	7.50%	11.86%	07/2024	07/2029	4,196	4,138	4,196	0.51%
PDQ.com Corporation
Software	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	9.41%	10/2023	08/2027	3,927	3,899	3,927	0.47%
WatchGuard Technologies, Inc.
Software	First Lien(2)(6)	SOFR(M)	+	5.25%	9.61%	08/2022	07/2029	3,703	3,616	3,677	0.45%
KENE Acquisition, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.84%	02/2024	02/2031	3,509	3,477	3,509
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.25%	9.59%	02/2024	02/2031	162	161	162
								3,671	3,638	3,671	0.45%
Businessolver.com, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	9.93%	10/2023	12/2027	3,457	3,457	3,457
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.93%	10/2023	12/2027	148	148	148
								3,605	3,605	3,605	0.44%
Next Holdco, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.75%	10.27%	11/2023	11/2030	3,494	3,471	3,494	0.43%
CB Buyer, Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.61%	07/2024	07/2031	3,308	3,293	3,292	0.40%
DOCS, MSO, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	10.40%	06/2022	06/2028	2,958	2,958	2,942	0.36%
Galway Borrower LLC
Business Services	First Lien(8)	SOFR(Q)	+	4.50%	8.83%	04/2024	09/2028	1,806	1,780	1,788
	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.83%	04/2024	09/2028	1,090	1,083	1,080
								2,896	2,863	2,868	0.35%
Barracuda Parent, LLC
Software	First Lien(2)(6)	SOFR(Q)	+	4.50%	9.09%	05/2022	08/2029	2,940	2,908	2,731	0.33%
Zone Climate Services, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	6.00%	10.80%	10/2023	03/2028	$2,446	$2,436	$2,446
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	10.42%	11/2023	03/2028	222	221	217
								2,668	2,657	2,663	0.31%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

KENG Acquisition, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.00%	9.36%	08/2023	08/2029	$1,838	$1,819	$1,838
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.36%	08/2023	08/2029	626	620	626
								2,464	2,439	2,464	0.30%
TigerConnect, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(S)*	+	3.38%+3.38%/PIK	11.39%	11/2024	02/2028	2,337	2,320	2,337	0.28%
KWOR Acquisition, Inc.
Business Services	First Lien(2)(6)(8)	P(Q)(11)	+	4.25%	11.75%	06/2022	12/2028	1,906	1,894	1,542
	First Lien(8)	P(Q)(11)	+	4.25%	11.75%	06/2022	12/2028	555	555	449
								2,461	2,449	1,991	0.24%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(7)(8)	SOFR(S)	+	5.25%	9.78%	06/2023	06/2028	1,940	1,931	1,940	0.24%
Fortis Solutions Group, LLC
Packaging	First Lien(8)	SOFR(Q)	+	5.50%	9.93%	06/2022	10/2028	1,056	1,056	1,056
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.90%	06/2022	10/2028	418	413	418
	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.93%	06/2022	10/2028	377	377	377
								1,851	1,846	1,851	0.22%
KPSKY Acquisition Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	10.15%	06/2022	10/2028	1,745	1,734	1,679
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	10.36%	11/2023	10/2028	19	19	18
								1,764	1,753	1,697	0.20%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(8)(9) - Drawn	SOFR(S)	+	4.75%	9.18%	06/2024	12/2028	1,552	1,539	1,552	0.18%
Calabrio, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	10.01%	01/2024	04/2027	840	834	840	0.09%
Daxko Acquisition Corporation
Software	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.37%	07/2024	10/2028	97	96	97	0.01%
Total Funded Debt Investments - United States								$1,482,878	$1,466,211	$1,479,321	180.39%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.63%	12/2022	12/2029	$3,445	$3,405	$3,445
	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.63%	12/2023	12/2029	1,342	1,330	1,342
								4,787	4,735	4,787	0.58%
Total Funded Debt Investments - Australia								$4,787	$4,735	$4,787	0.58%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Structured Financing Obligation - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligations	SOFR(S)	+	7.00%	11.46%	11/2024	01/2037	$1,996	$1,996	1,996	0.24%
Total Structured Financing Obligation - United States								$1,996	$1,996	$1,996	0.24%
Total Funded Debt Investments								$1,489,661	$1,472,942	$1,486,104	181.21%
Equity - United States
HIG Intermediate, Inc. (16)
Business Services	Preferred shares	Fixed(Q)*		11.00%/PIK	11.00%	12/2024	—	14,557	$14,448	$14,448	1.76%
Portage Point Partners, LP
Business Services	Preferred shares (5)(8)	Fixed(S)*		14.00%/PIK	14.00%	09/2024	—	77,399	7,935	7,932
	Ordinary Shares (5)(8)	—		—	—	09/2024	—	667	2,415	2,415
								78,066	10,350	10,347	1.26%
Eclipse Topco, Inc. (14)
Software	Preferred shares (8)	Fixed(S)*		12.50%/PIK	12.50%	09/2024	—	461	4,743	4,742	0.58%
Knockout Intermediate Holdings I Inc. (12)
Software	Preferred shares (8)	SOFR(S)*	+	10.75%/PIK	15.03%	06/2022	—	789	1,084	1,094	0.13%
FS WhiteWater Holdings, LLC (15)
Consumer Services	Preferred shares (8)	Fixed(A)*		20.00%/PIK	20.00%	10/2024	—	1,396	183	182	0.02%
Panzura Holdings, LLC (13)
Software	Ordinary Shares (3)(8)	—		—	—	09/2023	—	88,767	480	144	0.02%
Total Shares - United States									$31,288	$30,957	3.77%
Total Shares									$31,288	$30,957	3.77%
Total Funded Investments									$1,504,230	$1,517,061	184.98%
Unfunded Debt Investments - United States
Accession Risk Management Group, Inc.
Business Services	First Lien(9) - Undrawn	—		—	—	08/2024	08/2026	$3,579	$(8)	$4
	First Lien(9) - Undrawn	—		—	—	08/2024	11/2029	469	(1)	—
								4,048	(9)	4	0.00%
Project Accelerate Parent, LLC
Software	First Lien(8)(9) - Undrawn	—		—	—	02/2024	02/2031	807	(4)	—	—%
AAH Topco, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—		—	—	11/2023	11/2025	7,525	—	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(8)(9) - Undrawn	—		—	—	10/2024	10/2026	7,816	—	—	—%
	First Lien(8)(9) - Undrawn	—		—	—	10/2024	12/2027	368	(2)	—
								8,184	(2)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	07/2028	$1,772	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	07/2028	852	—	—
							2,624	—	—	—%
Avalara, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2022	10/2028	1,098	(6)	—	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	06/2024	12/2025	5,598	—	—	—%
Bluefin Holding, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	09/2023	09/2029	626	(6)	—	—%
Brave Parent Holdings, Inc.
Software	First Lien(4)(7)(8)(9) - Undrawn	—	—	—	11/2023	05/2025	887	—	—
	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2030	1,056	(3)	—
							1,943	(3)	—	—%
Bullhorn, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	1,556	(3)	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	10/2029	788	(1)	—
							2,344	(4)	—	—%
Businessolver.com, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2023	06/2025	473	—	—	—%
Ciklum Inc.**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2024	08/2025	15,496	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2030	3,874	(41)	—
							19,370	(41)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	09/2022	05/2026	2,059	(16)	—
	First Lien(8)(9) - Undrawn	—	—	—	09/2022	10/2029	1,480	(15)	—
							3,539	(31)	—	—%
Coupa Holdings, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	02/2023	08/2025	3,524	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2023	02/2029	2,698	(12)	—
							6,222	(12)	—	—%
Databricks, Inc.
Software	First Lien(9) - Undrawn	—	—	—	12/2024	07/2026	1,772	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Daxko Acquisition Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	$2,319	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	10/2028	483	(3)	—
							2,802	(3)	—	—%
Diligent Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2026	1,882	(6)	—
	First Lien(8)(9) - Undrawn	—	—	—	04/2024	08/2030	1,255	(4)	—
							3,137	(10)	—	—%
DOXA Insurance Holdings LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2025	231	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	3,046	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2029	1,540	(13)	—
							4,817	(13)	—	—%
Enverus Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2025	888	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2029	1,311	(10)	—
							2,199	(10)	—	—%
Disco Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2023	03/2029	890	(8)	—	—%
Al Altius US Bidco, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	3,077	—	—	—%
Adelaide Borrower, LLC**
Software	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	1,048	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2030	667	(6)	—
							1,715	(6)	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2023	08/2025	776	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	394	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2023	08/2029	506	(5)	—
							1,676	(5)	—	—%
Icefall Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2024	01/2030	828	(7)	—	—%
KENE Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2026	1,398	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2031	468	(4)	—
							1,866	(4)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Foreside Financial Group, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	$4,337	$(2)	$—
	First Lien(8)(9) - Undrawn	—	—	—	05/2022	09/2027	581	(1)	—
							4,918	(3)	—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2025	4,106	—	—	—%
HIG Intermediate, Inc. (16)
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	6,409	—	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2024	09/2028	3,146	(15)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	2,482	—	—
	First Lien(8)(9) - Undrawn	—	—	—	03/2024	05/2028	2,418	(5)	—
							4,900	(5)	—	—%
Knockout Intermediate Holdings I Inc. (12)
Kaseya Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2025	2,446	—	—
	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2029	861	(6)	—
							3,307	(6)	—	—%
Oranje Holdco, Inc.
Education	First Lien(8)(9) - Undrawn	—	—	—	02/2023	02/2029	1,458	(12)	—	—%
LogRhythm, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2029	420	(6)	—	—%
GC Waves Holdings, Inc.
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	10/2024	10/2026	12,588	—	—	—%
MRI Software LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2024	09/2026	2,391	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2023	02/2027	933	(5)	—
							3,324	(5)	—	—%
Next Holdco, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2025	903	—	—
	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2029	339	(2)	—
							1,242	(2)	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	10/2024	09/2027	1,933	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

OEConnection LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2026	$4,488	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2026	4,910	—	—
	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2031	2,805	(13)	—
							12,203	(13)	—	—%
PDI TA Holdings, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2024	02/2026	697	—	—
	First Lien(8)(9) - Undrawn	—	—	—	01/2024	02/2031	684	(3)	—
							1,381	(3)	—	—%
PDQ.com Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2023	10/2025	2,585	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	08/2027	1,426	(10)	—
							4,011	(10)	—	—%
PetVet Care Centers, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	10/2023	11/2025	2,442	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	11/2029	2,442	(20)	—
							4,884	(20)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(8)(9) - Undrawn	—	—	—	11/2022	04/2029	333	(5)	—	—%
Riskonnect Parent, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	6,349	—	—	—%
Safety Borrower Holdings LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2024	09/2027	844	—	—	—%
More cowbell II LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2023	09/2025	1,330	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2023	09/2029	1,038	(8)	—
							2,368	(8)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	10/2023	10/2030	1,229	(10)	—	—%
TigerConnect, Inc.
Healthcare	First Lien(4)(7)(8)(9) - Undrawn	—	—	—	11/2024	12/2025	93	—	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(7)(8)(9) - Undrawn	—	—	—	06/2023	04/2025	1,111	(5)	—	—%
CentralSquare Technologies, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2030	2,205	(24)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

USRP Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2023	07/2025	$90	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	5,963	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	12/2029	1,358	(3)	—
							7,411	(3)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	08/2022	08/2029	426	(3)	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2026	4,839	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2026	1,851	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2024	10/2028	536	(3)	—
							7,226	(3)	—	—%
YLG Holdings, Inc.
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	12/2030	1,623	—	—	—%
DOCS, MSO, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2028	282	—	(2)	(0.00)%
QBS Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	11/2024	11/2031	895	(2)	(2)	(0.00)%
Optimizely North America Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2024	10/2031	750	(4)	(4)	(0.00)%
Smile Doctors LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2023	03/2025	226	—	(4)	(0.00)%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2024	11/2026	2,103	—	—
	First Lien(8)(9) - Undrawn	—	—	—	11/2024	11/2031	631	(5)	(5)
							2,734	(5)	(5)	(0.00)%
Zone Climate Services, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2023	03/2028	222	(2)	(5)
	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2025	2,222	—	—
							2,444	(2)	(5)	(0.00)%
Park Place Technologies, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2024	03/2030	643	(2)	(2)
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	09/2025	1,201	(3)	(3)
							1,844	(5)	(5)	(0.00)%
ComPsych Investments Corp.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2027	2,222	—	(6)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Relativity ODA LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2024	05/2029	$1,401	$(3)	$(6)	(0.00)%
Xactly Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2027	538	—	(6)	(0.00)%
CB Buyer, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	934	—	(5)
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2031	364	(2)	(2)
							1,298	(2)	(7)	(0.00)%
GraphPAD Software, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2031	1,206	(3)	(3)
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2026	2,894	(7)	(7)
							4,100	(10)	(10)	(0.00)%
iCIMS, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2022	08/2028	1,300	(11)	(10)	(0.00)%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	1,629	—	(8)
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	597	(3)	(3)
							2,226	(3)	(11)	(0.00)%
Eclipse Topco, Inc. (14)
Eclipse Buyer, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	09/2024	09/2026	2,930	—	(15)	(0.00)%
Runway Bidco, LLC
Software	First Lien(9) - Undrawn	—	—	—	12/2024	12/2026	7,265	—	—
	First Lien(9) - Undrawn	—	—	—	12/2024	12/2031	3,633	(18)	(18)
							10,898	(18)	(18)	(0.00)%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	06/2026	1,144	(2)	(9)
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	06/2030	1,603	(11)	(12)
							2,747	(13)	(21)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	842	—	(8)
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2030	1,515	(15)	(15)
							2,357	(15)	(23)	(0.00)%
Superman Holdings, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	7,034	—	(18)
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	3,115	(7)	(8)
							10,149	(7)	(26)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Vessco Midco Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2031	$2,163	$(10)	$(11)
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	4,779	—	(24)
							6,942	(10)	(35)	(0.01)%
KPSKY Acquisition Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2025	1,568	—	(47)	(0.01)%
Model N, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2026	6,549	—	(33)
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2031	3,493	(16)	(17)
							10,042	(16)	(50)	(0.01)%
NC Topco, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	8,738	—	(44)
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	09/2031	3,495	(17)	(17)
							12,233	(17)	(61)	(0.01)%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	8,661	—	(43)
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	4,097	(20)	(20)
							12,758	(20)	(63)	(0.01)%
Total Unfunded Debt Investments - United States							$285,512	$(508)	$(438)	(0.05)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2022	12/2028	$320	$(3)	$—	—%
Total Unfunded Debt Investments - Australia							$320	$(3)	$—	—%
Total Unfunded Debt Investments							$285,832	$(511)	$(438)	(0.05)%
Total Non-Controlled/Non-Affiliated Investments								$1,503,719	$1,516,623	184.93%
Total Investments								$1,503,719	$1,516,623	184.93%

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
(16)The Company holds preferred equity in HIG Intermediate, Inc. and a first lien term loan and a first lien delayed draw in Higginbotham Insurance Agency, Inc., a wholly-owned subsidiary of HIG Intermediate, Inc.
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

Table of Contents Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C.
March 31, 2025
(in thousands, except unit data)
(unaudited)

Note 1. Formation and Business Purpose
New Mountain Guardian IV BDC, L.L.C. (the "Company") is a Delaware limited liability company formed on March 18, 2022. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be treated for U.S. federal income tax purposes, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
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
The Company established New Mountain Guardian IV SPV, L.L.C. (“GIV SPV”) on July 26, 2022 as a wholly-owned direct subsidiary of the Company, whose assets are used to secure GIV SPV's credit facility. The Company established New Mountain Guardian IV Holdings, L.L.C. ("GIV Holdings"), formerly known as New Mountain Guardian IV Issuer SPV, L.L.C., on October 28, 2022 as a wholly-owned direct subsidiary, whose assets are used to secure GIV Holdings' credit facility. The Company established New Mountain Guardian IV Panzura, Inc. ("GIV Panzura") and New Mountain Guardian IV PPP, Inc. ("GIV PPP") as wholly-owned direct subsidiaries, which are treated as corporations for U.S. federal income tax purposes and are intended to facilitate the Company's compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in certain of the Company's portfolio companies that are organized as a limited liability company or other form of pass-through entity. The Company consolidates GIV Panzura and GIV PPP for accounting purposes, but the corporations are not consolidated for U.S. federal income tax purposes, and may incur U.S. federal income tax expense as a result of their ownership of the portfolio companies.
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
The Company primarily invests in senior secured debt of U.S. sponsor-backed, middle market companies. The Company defines middle-market companies as those with annual earnings before interest, taxes, depreciation and amortization ("EBITDA") between $10,000 and $200,000. The Company focuses on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.
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
As of March 31, 2025, the Company's top five industry concentrations were software, business services, healthcare, financial services and consumer services.
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
The Company's interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2025.
Investments—The Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected on the Company's Consolidated Statements of Operations as "Net change in unrealized appreciation (depreciation) of investments" and realizations on portfolio investments reflected on the Company's Consolidated Statements of Operations as "Net realized gains (losses) on investments".
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2025 and December 31, 2024. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-

in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2025 and March 31, 2024, the Company recognized PIK interest from investments of $1,109 and $1,083, respectively, and PIK dividends from investments of $186 and $38, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2025 and December 31, 2024, there were 0 and 1 investments on non-accrual status, respectively.
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
Organizational expenses—Organizational expenses include costs and expenses incurred in connection with the formation and organization of the Company and are expensed as incurred on the Consolidated Statements of Operations. Any organizational and offering expenses paid by the Company in excess of the lesser of $2,500 or 0.50% of the aggregate Capital Commitments pursuant to the Expense Limitation and Reimbursement Agreement (as defined below), will be applied as a reduction to the base management fee paid to the Investment Adviser and cannot be recouped by the Investment Adviser.
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
For the three months ended March 31, 2025 and March 31, 2024, the Company recognized total current income tax expenses of approximately $79 and $0, respectively, and total deferred income tax provision of approximately $119 and $0, respectively, for the Company's consolidated subsidiaries.
As of March 31, 2025 and December 31, 2024, the Company had $176 and $57, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for the U.S. federal income tax purposes as compared to GAAP.
Based on its analysis, the Company has determined that there were no uncertain income tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes ("ASC 740") through December 31, 2024. The 2022 through 2024 tax years and forward remain subject to examination by the U.S. federal, state, and local tax authorities.
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
Foreign securities—The accounting records of the Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Company isolates that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with "Net change in unrealized appreciation (depreciation) of investments" and "Net realized gains (losses) on investments" on the Company's Consolidated Statements of Operations.
Investments denominated in foreign currencies may be negatively affected by movements in the rate of exchange between the U.S. dollar and such foreign currencies. This movement is beyond the control of the Company and cannot be predicted.
Use of estimates—The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Company's consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Changes in the economic environment, financial markets and other metrics used in determining these estimates could cause actual results to differ from the estimates used, and the differences could be material.

Note 3. Investments
At March 31, 2025, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,457,195	$1,465,927
Second lien	41,130	43,202
Subordinated	13,940	14,111
Structured finance obligations	1,996	1,996
Equity and other	31,358	31,638
Total investments	$1,545,619	$1,556,874
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$695,658	$698,595
Business Services	416,963	419,246
Healthcare	161,505	162,070
Financial Services	98,439	98,603
Consumer Services	80,106	80,194
Education	45,424	46,925
Food & Beverage	38,095	41,746
Distribution & Logistics	5,473	5,533
Investment Fund	1,996	1,996
Packaging	1,960	1,966
Total investments	$1,545,619	$1,556,874
At December 31, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,418,372	$1,429,258
Second lien	38,723	40,992
Subordinated	13,340	13,420
Structured finance obligations	1,996	1,996
Equity and other	31,288	30,957
Total investments	$1,503,719	$1,516,623

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$677,243	$681,187
Business Services	431,330	433,473
Healthcare	136,446	137,175
Financial Services	92,014	92,168
Consumer Services	76,470	76,941
Education	43,093	44,462
Food & Beverage	37,825	41,850
Distribution & Logistics	5,456	5,520
Investment Fund	1,996	1,996
Packaging	1,846	1,851
Total investments	$1,503,719	$1,516,623
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
Note 4. Fair Value
Pursuant to Rule 2a-5 under the 1940 Act, a market quotation is readily available for purposes of Section 2(a)(41) of the 1940 Act with respect to a security only when that “quotation is a quoted price (unadjusted) in active markets for identical investments that the fund can access at the measurement date, provided that a quotation will not be readily available if it is not reliable”. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between    market participants at the measurement date. Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure ("ASC 820") establishes a fair value hierarchy that prioritizes and ranks the inputs to valuation techniques used in measuring investments at fair value. The hierarchy classifies the inputs used in measuring fair value into three levels as follows:
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of March 31, 2025:

	Total	Level I	Level II	Level III
First lien	$1,465,927	$—	$65,230	$1,400,697
Second lien	43,202	—	26,060	17,142
Subordinated	14,111	—	—	14,111
Structured finance obligations	1,996	—	—	1,996
Equity and other	31,638	—	—	31,638
Total investments	$1,556,874	$—	$91,290	$1,465,584
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2024:

	Total	Level I	Level II	Level III
First lien	$1,429,258	$—	$157,044	$1,272,214
Second lien	40,992	—	19,863	21,129
Subordinated	13,420	—	—	13,420
Structured finance obligations	1,996	—	1,996	—
Equity and other	30,957	—	—	30,957
Total investments	$1,516,623	$—	$178,903	$1,337,720

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, December 31, 2024	$1,337,720	$1,272,214	$21,129	$13,420	$—	$30,957
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(462)	(471)	—	—	—	9
Net change in unrealized appreciation (depreciation) of investments	1,053	206	141	95	—	611
Purchases, including capitalized PIK and revolver fundings(1)	128,427	125,024	2,309	596	—	498
Proceeds from sales and paydowns of investments(1)	(45,236)	(44,799)	—	—	—	(437)
Transfers into Level III(2)	50,519	48,523	—	—	1,996	—
Transfers out of Level III(2)	(6,437)	—	(6,437)	—	—	—
Fair Value, March 31, 2025	$1,465,584	$1,400,697	$17,142	$14,111	$1,996	$31,638
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$590	$(257)	$141	$95	$—	$611

(1)    Includes non-cash reorganizations and restructurings.
(2)     As of March 31, 2025, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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

Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three months ended March 31, 2025 and March 31, 2024. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2025 and December 31, 2024, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2025 and December 31, 2024, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2025 were as follows:

				Range
Type	Fair Value as of March 31, 2025	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,379,261	Market & income approach	EBITDA multiple	8.5x	33.0x	17.7x
			Revenue multiple	3.0x	12.3x	8.5x
			Discount rate	6.7%	18.3%	9.0%
	21,436	Other	N/A (2)	N/A	N/A	N/A
Second lien	17,142	Market & income approach	EBITDA multiple	14.0x	18.0x	16.2x
			Discount rate	9.5%	9.6%	9.5%
Subordinated	14,111	Market & income approach	EBITDA multiple	10.0x	24.5x	17.8x
			Discount rate	12.6%	14.2%	13.4%
Structured finance obligations	1,996	Market & income approach	Discount Rate	11.4%	11.4%	11.4%
Equity and other	31,638	Market & income approach	EBITDA multiple	10.0x	19.3x	17.3x
			Revenue multiple	3.0x	6.0x	5.1x
			Discount rate	11.9%	15.0%	13.0%
	$1,465,584

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or a recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
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
(2)Fair value was determined based on transaction pricing or a recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
The BMO Subscription Line (as defined below), the UBS Credit Facility (as defined below) and the Wells Credit Facility (as defined below) are considered Level III investments. See Note 6. Borrowings for details.

The following are the principal amounts and fair values of the Company’s borrowings as of March 31, 2025 and December 31, 2024. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	March 31, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
UBS Credit Facility	$262,500	$263,523	$262,500	$267,403
Wells Credit Facility	473,500	469,079	437,200	446,969
Total	$736,000	$732,602	$699,700	$714,372
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
For both the three months ended March 31, 2025 and March 31, 2024, there were no incentive fees waived by the Investment Adviser. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative net realized capital gains and realized capital losses and the cumulative net unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than such cumulative amount in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year.
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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For both the three months ended March 31, 2025 and March 31, 2024, there were no reimbursements to the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the Company's outstanding Units.

The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Management fee	$2,331	$1,161
Less: management fee waiver	(21)	(45)
Net management fee	2,310	1,116
Income based incentive fee	$3,812	$1,775
Capital gains incentive fee	(382)	532
As of March 31, 2025 and December 31, 2024, $1,525 and $1,907, respectively, of incentive fees on capital gains were accrued but are not payable under the Investment Management Agreement by the Company, as return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement"), under which the Administrator provides administrative services to the Company for its day-to-day operations. The Administration Agreement was most recently re-approved by the Company's board of directors on January 29, 2025 for a period of 12 months commencing on March 1, 2025. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2025 and March 31, 2024, approximately $260 and $195, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of March 31, 2025 and December 31, 2024, approximately $260 and $242, respectively, of indirect administrative expenses were included in payable to affiliates.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandate. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Investment Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 13, 2025, the Company, the Investment Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Exemptive Order”) by the SEC, that replaces the prior exemptive relief, for the Company to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis. Pursuant to the Exemptive Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Exemptive Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.
Note 6. Borrowings
BMO Subscription Line—On May 9, 2022, the Company entered into a Loan Authorization Agreement with BMO Bank N.A. (formerly known as BMO Harris Bank N.A., "BMO") (as amended from time to time, the "Loan Authorization Agreement"), which allows the Company to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $200,000 (the "BMO Subscription Line"). All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or the earliest to occur on the date (x) 6 months after each advance date and (y) 30 days prior to the termination of the Investment Period, which varies throughout the period. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of the Company's unitholders. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Consolidated Statements of Assets, Liabilities and Members' Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. The BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.
The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Interest expense	$128	$2,054
Amortization of financing costs	$2	$45
Weighted average interest rate	7.3%	8.3%
Effective interest rate	7.3%	8.4%
Average debt outstanding	$7,156	$100,133
As of both March 31, 2025 and December 31, 2024, there was no outstanding balance on the BMO Subscription Line and the Company was in compliance with the applicable covenants of the Loan Authorization Agreement on such dates.
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

The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the UBS Credit Facility for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Interest expense	$4,384	$5,174
Non-usage fee	$108	$—
Amortization of financing costs	$94	$87
Weighted average interest rate	6.7%	8.2%
Effective interest rate	7.0%	8.3%
Average debt outstanding	$262,500	$250,000
As of March 31, 2025 and December 31, 2024, the outstanding balance on the UBS Credit Facility was $262,500 and $262,500, respectively, and GIV SPV was in compliance with the applicable covenants of the UBS Loan and Security Agreement on such dates.
Wells Credit Facility—On May 23, 2024, the Company's wholly-owned subsidiary, GIV Holdings, entered into a Loan and Security Agreement, (together with the exhibits and schedules thereto, and as amended from time to time, the “Wells Loan and Security Agreement”) by and among GIV Holdings, as the borrower, the Company, as seller, equityholder and collateral manager, Wells Fargo Bank, National Association ("Wells Fargo"), as the administrative agent and swingline lender, Western Alliance Trust Company, N.A., as the collateral custodian (“WATC”), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). The Wells Credit Facility will mature on March 31, 2030 and has a maximum facility amount of $500,000. Under the Wells Credit Facility, GIV Holdings is permitted to borrow up to 25.0%, 45.0%, 55.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of GIV Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIV Holdings investments, but rather to the performance of the underlying portfolio companies.
As of the amendment on March 31, 2025, the Wells Credit Facility bears interest at a rate of Daily Simple SOFR plus 2.05% per annum. Prior to the amendment on March 31, 2025, the Wells Credit Facility bore interest at a rate of Daily Simple SOFR plus 2.30% per annum. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Wells Loan and Security Agreement).

The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the three months ended March 31, 2025.

Three Months Ended
March 31, 2025
Interest expense	$7,706
Non-usage fee	$43
Amortization of financing costs	$257
Weighted average interest rate	6.6%
Effective interest rate	6.9%
Average debt outstanding	$465,166
As of March 31, 2025 and December 31, 2024, the outstanding balance on the Wells Credit Facility was $473,500 and $437,200, respectively, and GIV Holdings was in compliance with the applicable covenants of the Wells Loan and Security Agreement on such dates.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2025, the Company had unfunded commitments on revolving credit facilities of $89,625, no outstanding bridge financing commitments, and other future funding commitments of $209,556. As of December 31, 2024, the Company had unfunded commitments on revolving credit facilities of $83,365, no outstanding bridge financing commitments, and other future funding commitments of $202,467. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the BMO Subscription Line, UBS Credit Facility and Wells Credit Facility as of March 31, 2025 and December 31, 2024. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2025 and December 31, 2024, the Company had commitment letters to purchase investments in the aggregate par amount of $300 and $55,585, respectively, which could require funding in the future.

Note 9. Members' Capital
There were no Units issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2025.
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2024.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
March 14, 2024	March 28, 2024	9,788,500	$97,885

The following table reflects the distributions declared on the Units for the three months ended March 31, 2025.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 25, 2025	March 28, 2025	April 21, 2025	$0.267

    The following table reflects the distributions declared on the Units for the three months ended March 31, 2024.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 20, 2024	March 27, 2024	April 19, 2024	$0.362
Note 10. Earnings (Loss) Per Unit
The following information sets forth the computation of basic net increase (decrease) in the Company's members' capital per unit resulting from operations for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Earnings (Loss) per unit—basic & diluted
Numerator for basic & diluted earnings (loss) per unit:	$19,454	$12,852
Denominator for basic & diluted weighted average unit:	80,974,363	27,372,220
Basic & diluted earnings (loss) per unit:	$0.24	$0.47

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2025 and March 31, 2024.

	Three Months Ended
	March 31, 2025	March 31, 2024
Per unit data(1):
Members' capital, December 31, 2024 and December 31, 2023, respectively	$10.13	$10.27
Net investment income (loss)	0.27	0.35
Net realized and unrealized gains (losses)	(0.03)	0.12
Total net increase (decrease)	0.24	0.47
Net increase (decrease) in members' capital from capital transactions	—	(0.10)
Distributions declared to unitholders from net investment income	(0.27)	(0.36)
Members' capital, March 31, 2025 and March 31, 2024, respectively	$10.10	$10.28
Total return based on members' capital(2)	2.34%	3.62%
Units outstanding at end of period	80,974,363	36,730,456
Average weighted units outstanding for the period	80,974,363	27,372,220
Average members' capital for the period	$820,074	$280,909
Ratio to average members' capital:
Net investment income (loss)(3)	10.88%	13.72%
Total expenses, before waivers(3)	9.74%	16.62%
Total expenses, net of waivers(3)	9.73%	16.56%

Average debt outstanding—Wells Credit Facility	$465,166	N/A
Average debt outstanding—BMO Subscription Line	$7,156	$100,133
Average debt outstanding—UBS Credit Facility	$262,500	$250,000
Asset coverage ratio	211.13%	231.58%
Portfolio turnover	5.47%	2.59%

Capital Commitments	$1,207,896	$815,225
Funded Capital Commitments	$809,290	$366,851
% of Capital Commitments funded	67.00%	45.00%

(1)Per unit data is based on weighted average units outstanding for the respective period (except for distributions declared to unitholders, which are based on actual rate per unit).
(2)Total return is calculated assuming a purchase price at members' capital per Unit on the first day of the year and a sale at members' capital per Unit on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at members' capital per Unit on the last day of the respective quarter. Total return calculation is not annualized.
(3)Annualized, except organizational and offering costs.
Note 12. Recent Accounting Standards Updates
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

Note 13. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker ("CODM") is the Company’s Chief Executive Officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in unitholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s unitholders. As the Company’s operations are comprised of a single reporting segment, the segment assets are reflected on the accompanying consolidated statement of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of New Mountain Guardian IV BDC, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian IV BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of March 31, 2025, the related consolidated statements of operations, changes in members’ capital, and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets, liabilities and members’ capital of the Company, including the consolidated schedule of investments as of December 31, 2024, and the related consolidated statements of operations, changes in members’ capital and cash flows for the year then ended (not presented herein); and in our report dated March 6, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets, liabilities and members’ capital as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated statement of assets, liabilities and members’ capital from which it has been derived.
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
New York, New York
May 13, 2025

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
•the uncertainty associated with the imposition of tariffs and/or trade barriers and changes in trade policy and its impact on our portfolio companies and the global economy;
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
•the ability of New Mountain Finance Advisers, L.L.C. (the "Investment Adviser") formerly known as New Mountain Finance Advisers BDC, L.L.C., or its affiliates to attract and retain highly talented professionals;
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q.
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
As of March 31, 2025, our top five industry concentrations were software, business services, healthcare, financial services and consumer services.
As of March 31, 2025, our members' capital was approximately $817.9 million and our portfolio had a fair value of approximately $1,556.9 million in 112 portfolio companies.

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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of March 31, 2025.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2025.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2025 and March 31, 2024 we recognized PIK interest from investments of $1.1 million and $1.1 million, respectively, and PIK dividends from investments of $0.2 million and less than $50 thousand, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2025 and December 31, 2024, there were 0 and 1 investments on non-accrual status, respectively.

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
•Orange – 2C and 1B
•Red – 1C

The following table shows the Risk Ratings of our portfolio companies as of March 31, 2025:

(in millions)	As of March 31, 2025
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$1,543.6	99.9%	$1,554.9	99.9%
Yellow	2.0	0.1%	2.0	0.1%
Orange	—	—%	—	—%
Red	—	—%	—	—%
	$1,545.6	100.0%	$1,556.9	100.0%
As of March 31, 2025, all investments in our portfolio had a Green Risk Rating, with the exception of one portfolio company that had a Yellow Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $1,556.9 million in 112 portfolio companies at March 31, 2025 and approximately $1,516.6 million in 112 portfolio companies at December 31, 2024.
The following table shows our portfolio and investment activity for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
(in millions)	March 31, 2025	March 31, 2024
Investments in 34 and 39, respectively, new and existing portfolio companies	$121.1	$124.4
Debt repayments in existing portfolio companies	(76.9)	(11.2)
Sales of securities in 2 and 1 portfolio companies, respectively	(6.1)	(3.9)
Change in unrealized appreciation on 25 and 33 portfolio companies, respectively	2.0	4.1
Change in unrealized depreciation on 87 and 45 portfolio companies, respectively	(3.6)	(0.7)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.

Results of Operations for the Three Months Ended March 31, 2025 and March 31, 2024
Revenue

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Total interest income	$39,448	$19,519
Dividend income	856	38
Fee income	1,376	1,591
Total investment income	$41,680	$21,148
Our total investment income increased by approximately $20.5 million, or 97%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. For the three months ended March 31, 2025, total investment income of approximately $41.7 million consisted of approximately $35.9 million in cash interest from investments, approximately $1.1 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $2.4 million, approximately $0.9 million in dividends from investments and approximately $1.4 million in fee income.
The increase in interest income of approximately $19.9 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily attributable to our deployment of capital and increasing invested balances during the period. Fee income during the three months ended March 31, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment and ticking fees received from 12 different portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Management fee	$2,331	$1,161
Less: management fee waiver	(21)	(45)
Net management fee	2,310	1,116
Interest and other financing expenses	12,761	7,367
Income based incentive fee	3,812	1,775
Administrative expenses	609	395
Professional fees	430	313
Organizational and offering expenses	21	73
Capital gains incentive fee	(382)	532
Other general and administrative expenses	51	47
Net expenses before income taxes	19,612	11,618
Income tax expense	79	—
Net expenses after income taxes	$19,691	$11,618
Our total net operating expenses increased by approximately $8.1 million or 69% for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Our net management fee increased by approximately $1.2 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily attributable to larger managed and invested capital balances. Our income based incentive fee increased by approximately $2.0 million and our capital gains incentive fee decreased by approximately $0.9 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase in income based incentive fees was attributable to income earned on our larger managed and invested capital balances over the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease in capital gains incentive fees was due to the reduction of the accrual for hypothetical gains recognized as if the portfolio was sold at fair value in accordance with GAAP which was driven by the net depreciation on the portfolio for the three months ended March 31, 2025. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than the cumulative amount in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized and distributions are greater than contributions.

Interest and other financing expenses increased by approximately $5.4 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to the establishment of the Wells Credit Facility.
Our total administrative expenses, professional fees and other general and administrative expenses increased by approximately $0.3 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 due to the continued ramp up of investment operations and deployment of capital.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Net realized gains (losses) on investments	$(767)	$(39)
Net change in unrealized appreciation (depreciation) of investments	(1,649)	3,361
(Provision) benefit for taxes	(119)	—
Net realized and unrealized gains (losses)	$(2,535)	$3,322
Our net realized loss and unrealized depreciation resulted in a net loss of approximately $2.5 million for the three months ended March 31, 2025 as compared to net realized losses and unrealized appreciation resulting in a net gain of approximately $3.3 million for the three months ended March 31, 2024. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended March 31, 2025, was primarily driven by realized losses in Barracuda Parent, LLC and KWOR Acquisition, Inc. and material accelerated amortization recognized on 8 of our investments due to early repayments made. The net gain for the three months ended March 31, 2024 was primarily driven by the overall increase in market prices of our investments during the period.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) drawing down capital in respect of our Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of March 31, 2025, our asset coverage ratio was 211.1%.
Since our inception on March 18, 2022, we have entered into Subscription Agreements with several investors on various dates. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On March 31, 2025 and December 31, 2024, we had aggregate capital commitments accepted and undrawn capital commitments from investors as follows:

(in millions)	March 31, 2025	December 31, 2024
Capital Commitments	$1,207.9	$1,207.9
Unfunded Capital Commitments	398.6	398.6
% of Capital Commitments funded	67.0%	67.0%
As of March 31, 2025 and December 31,2024 our borrowings consisted of the UBS Credit Facility and Wells Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information.
As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $22.1 million and $19.9 million, respectively. Our cash used in operating activities for the three months ended March 31, 2025 and March 31,

2024 was approximately $32.9 million and $70.7 million, respectively. We expect that all current liquidity needs will be met with cash flows from drawdowns on Capital Commitments, investments and operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the balance sheet. As of March 31, 2025 and December 31, 2024, we had outstanding commitments to third parties to fund investments totaling $299.2 million and $285.8 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2025 and December 31, 2024, we had commitment letters to purchase investments in the aggregate par amount of $0.3 million and $55.6 million, respectively, which could require funding in the future. As of March 31, 2025 and December 31, 2024, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2025 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$—	$—	$—	$—	$—
UBS Credit Facility (2)	262.5	—	—	262.5	—
Wells Credit Facility (3)	473.5	—	—	473.5	—
Total Contractual Obligations	$736.0	$—	$—	$736.0	$—

(1)Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($0.0 million as of March 31, 2025) are due on BMO's demand within 15 business days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line will terminate when all Capital Commitments have been funded. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the BMO Subscription Line.
(2)Under the terms of the $350.0 million UBS Credit Facility, all outstanding borrowings under that facility ($262.5 million as of March 31, 2025) must be repaid on or before January 25, 2029. As of March 31, 2025, there was approximately $87.5 million of possible capacity remaining under the UBS Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the UBS Credit Facility.
(3)Under the terms of the $500.0 million Wells Credit Facility, all outstanding borrowings under that facility ($473.5 million as of March 31, 2025) must be repaid on or before March 31, 2030. As of March 31, 2025, there was approximately $26.5 million million of possible capacity remaining under the Wells Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the Wells Credit Facility.
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
We have also entered into an administration agreement (the "Administration Agreement") with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our day-to-day operations. The Administrator has also agreed to maintain, or oversee the maintenance of, our financial records, our reports to unitholders and reports filed with the SEC. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.

If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.
Distributions and Dividends
Distributions declared to unitholders for the three months ended March 31, 2025 and March 31, 2024 totaled approximately $21.6 million and $9.8 million, respectively.
Tax characteristics of all distributions paid are reported to unitholders on Form 1099 or Form 1042 after the end of the calendar year. For the years ended December 31, 2024 and December 31, 2023, total distributions declared were $57.5 million and $18.0 million, respectively, of which the distributions were comprised of approximately 93.94% and 84.96%, respectively, of ordinary income, 6.06% and 0.00%, respectively, of long-term capital gains and 0.00% and 15.04%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2025, approximately $0.3 million of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of March 31, 2025, approximately $0.3 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statement of Assets, Liabilities and Members' Capital.
•We, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant us, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the name "New Mountain Capital."
In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. These officers and directors also remain subject to the duties imposed by the 1940 Act and the Delaware Limited Liability Company Act.
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Investment Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 13, 2025, the Company, the Investment Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Exemptive Order”) by the SEC, that replaces the prior exemptive relief, for the Company to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis. Pursuant to the Exemptive Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Exemptive Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates steady in the first and second quarter of 2025, following consecutive rate reductions in the third and fourth quarter of 2024. The Federal Reserve has indicated it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which would also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the three months ended March 31, 2025, certain of the loans held in our portfolio had floating Prime or SOFR interest rates. As of March 31, 2025, approximately 97.1% of our investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 2.9% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR and Prime interest rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2025. Interest expense is calculated based on the terms of our UBS Credit Facility, Wells Credit Facility and BMO Subscription Line. For our borrowings, we use the outstanding balance as of March 31, 2025. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–200 Basis Points	(15.02)%
–150 Basis Points	(11.27)%
–100 Basis Points	(7.51)%
–50 Basis Points	(3.76)%
+50 Basis Points	3.76%
+100 Basis Points	7.51%
+150 Basis Points	11.27%
+200 Basis Points	15.02%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of March 31, 2025. From time to time, we or our consolidated subsidiaries may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2025 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
We have adopted insider trading policies and procedures governing the purchase, sale and disposition of our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission:

Exhibit Number	Description
3.1	Third Amended and Restated Limited Liability Company Agreement dated as of December 6, 2023(2)
4.1	Form of Subscription Agreement(1)
10.1
Amendment No. 2 to Loan and Security Agreement by and among Guardian IV Holdings, L.L.C., as the borrower, New Mountain Guardian IV BDC, L.L.C., as the collateral manager and equityholder, Wells Fargo Bank, National Association, as the administrative agent and swingline lender, and Western Alliance Trust Company, N.A., as the collateral custodian, dated March 31, 2025*

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
(2)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s Current Report on Form 8-K filed on December 6, 2023.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2025.

NEW MOUNTAIN GUARDIAN IV BDC, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer