Form 10-Q
period 2025-06-30
New Mountain Guardian IV BDC, L.L.C.
filed 2025-08-12
CIK 1925531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2025

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of August 12, 2025 was 80,974,363. As of June 30, 2025, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,613,402 and $1,503,719, respectively)	$1,618,819	$1,516,623
Cash and cash equivalents	23,515	19,866
Interest and dividend receivable	10,988	10,866
Other assets	17,368	394
Total assets	$1,670,690	$1,547,749
Liabilities
Borrowings
Wells Credit Facility	$474,500	$437,200
UBS Credit Facility	277,000	262,500
BMO Subscription Line	24,500	—
Deferred financing costs (net of accumulated amortization of $2,125 and $1,361, respectively)	(6,125)	(5,770)
Net borrowings	769,875	693,930
Payable for unsettled securities purchased	51,585	20,051
Distribution payable	23,159	—
Interest payable	4,163	4,636
Income based incentive fee payable	4,047	3,379
Management fee payable	2,401	2,213
Accrued capital gains incentive fee	609	1,907
Payable to affiliate	438	344
Deferred tax liability	232	57
Other liabilities	1,439	1,134
Total liabilities	857,948	727,651
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 80,974,363 and 80,974,363 units issued and outstanding, respectively	806,386	806,386
Accumulated underdistributed (overdistributed) earnings	6,356	13,712
Total members' capital	$812,742	$820,098
Total liabilities and members' capital	$1,670,690	$1,547,749
Outstanding common membership units	80,974,363	80,974,363
Members' capital per unit	$10.04	$10.13
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$40,842	$22,923	$79,181	$41,359
PIK interest income	1,105	1,279	2,214	2,362
Dividend income	839	37	1,695	75
Fee income	867	2,107	2,243	3,698
Total investment income	43,653	26,346	85,333	47,494
Expenses
Interest and other financing expenses	12,952	8,615	25,713	15,982
Income based incentive fee	4,048	2,324	7,860	4,099
Management fee	2,401	1,370	4,732	2,531
Administrative expenses	715	450	1,324	845
Professional fees	407	305	837	618
Capital gains incentive fee	(916)	(212)	(1,298)	320
Organizational and offering expenses	—	80	21	153
Other general and administrative expenses	105	64	156	111
Total expenses	19,712	12,996	39,345	24,659
Less: management fees waived (See Note 5)	—	(33)	(21)	(78)
Net expenses	19,712	12,963	39,324	24,581
Net investment income before income taxes	23,941	13,383	46,009	22,913
Income tax expense	86	—	165	—
Net investment income (loss)	23,855	13,383	45,844	22,913
Net realized gains (losses) on investments	8	19	(759)	(20)
Net change in unrealized appreciation (depreciation) of investments	(5,838)	(1,219)	(7,487)	2,142
(Provision) benefit for taxes	(56)	—	(175)	—
Net realized and unrealized gains (losses)	(5,886)	(1,200)	(8,421)	2,122
Net increase (decrease) in members' capital resulting from operations	$17,969	$12,183	$37,423	$25,035
Earnings (loss) per unit (basic & diluted)	$0.22	$0.33	$0.46	$0.78
Weighted average common units outstanding - basic & diluted (See Note 10)	80,974,363	36,999,211	80,974,363	32,185,716

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Increase (Decrease) in members' capital resulting from operations:
Net investment income (loss)	$23,855	$13,383	$45,844	$22,913
Net realized gains (losses) on investments	8	19	(759)	(20)
Net change in unrealized appreciation (depreciation) of investments	(5,838)	(1,219)	(7,487)	2,142
(Provision) benefit for taxes	(56)	—	(175)	—
Net increase (decrease) in members' capital resulting from operations	17,969	12,183	37,423	25,035
Capital transactions
Contributions	—	81,523	—	179,408
Placement fees	—	(33)	—	(78)
Distributions declared to unitholders from net investment income	(23,159)	(13,370)	(44,779)	(23,123)
Total net increase (decrease) in members' capital resulting from capital transactions	(23,159)	68,120	(44,779)	156,207
Net increase (decrease) in members' capital	(5,190)	80,303	(7,356)	181,242
Members' capital at the beginning of the period	817,932	377,512	820,098	276,573
Members' capital at the end of the period	$812,742	$457,815	$812,742	$457,815

Capital unit activity
Units issued	—	8,152,250	—	17,940,750

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities
Net increase (decrease) in members' capital resulting from operations	$37,423	$25,035
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	759	20
Net change in unrealized (appreciation) depreciation of investments	7,487	(2,142)
Amortization of purchase discount	(6,761)	(2,331)
Amortization of deferred financing costs	763	286
Non-cash investment income	(2,384)	(2,489)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(264,700)	(468,778)
Proceeds from sales and paydowns of investments	165,231	83,424
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	152	261
Cash paid for purchase of drawn portion of revolving credit facilities	(104)	(48)
Cash paid on drawn revolvers	(9,416)	(6,313)
Cash repayments on drawn revolvers	7,540	5,309
Interest and dividend receivable	(122)	(2,487)
Other assets	(16,974)	(3,350)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	31,534	51,669
Interest payable	(473)	1,422
Management fee payable	188	395
Income based incentive fee payable	668	805
Accrued capital gains incentive fee	(1,298)	320
Payable to affiliates	94	(36)
Deferred tax liability	175	—
Other liabilities	360	269
Net cash flows (used in) provided by operating activities	(49,858)	(318,759)
Cash flows from financing activities
Distributions	(21,620)	(9,753)
Net proceeds from issuance of common units	—	179,408
Proceeds from BMO Subscription Line	92,500	262,000
Repayment of BMO Subscription Line	(68,000)	(294,600)
Proceeds from UBS Credit Facility	29,500	—
Repayment of UBS Credit Facility	(15,000)	—
Proceeds from Wells Credit Facility	73,300	206,600
Repayment of Wells Credit Facility	(36,000)	—
Placement fees paid	(59)	(45)
Deferred financing costs paid	(1,114)	(2,649)
Net cash flows provided by (used in) financing activities	53,507	340,961
Net increase (decrease) in cash and cash equivalents	3,649	22,202
Cash and cash equivalents at the beginning of the period	19,866	7,222
Cash and cash equivalents at the end of the period	$23,515	$29,424

Supplemental disclosure of cash flow information
Cash interest paid	$25,067	$14,263
Income taxes paid	86	—
Non-cash operating activities:
Non-cash activity on investments	$1,993	$—
Non-cash financing activities:
Distributions declared and payable	$23,159	$13,370
Accrual for deferred credit facility costs	44	226
Accrual for placement fees	—	33
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Viper Bidco, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.30%	11/2024	11/2031	$42,069	$41,872	$41,858	5.15%
Coupa Holdings, LLC
Software	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.53%	02/2023	02/2030	39,069	38,891	39,069	4.80%
Diamondback Acquisition, Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.50%	9.93%	10/2024	09/2028	38,645	38,479	38,645	4.75%
Accession Risk Management Group, Inc.
Business Services	First Lien(4)(7)	SOFR(Q)	+	4.75%	9.03%	09/2024	11/2029	27,028	26,957	27,028
	First Lien(2)(6)	SOFR(Q)	+	4.75%	9.06%	09/2024	11/2029	4,949	4,955	4,949
	First Lien	SOFR(Q)	+	4.75%	9.06%	08/2023	11/2029	2,485	2,485	2,485
	First Lien(4)(7)	SOFR(Q)	+	4.75%	9.06%	08/2023	11/2029	1,954	1,954	1,954
	First Lien	SOFR(Q)	+	4.75%	9.05%	08/2024	11/2029	1,758	1,754	1,758
	First Lien(9) - Drawn	SOFR(Q)	+	4.75%	9.05%	08/2024	11/2029	250	250	250
								38,424	38,355	38,424	4.73%
Anaplan, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.82%	06/2022	06/2029	34,909	34,890	34,909
	First Lien(8)	SOFR(Q)	+	4.50%	8.82%	01/2024	06/2029	3,317	3,317	3,317
								38,226	38,207	38,226	4.70%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.28%	10/2023	10/2028	12,635	12,635	12,635
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.28%	10/2023	10/2028	10,396	10,396	10,396
	First Lien(8)	SOFR(Q)	+	5.00%	9.30%	02/2024	10/2028	6,545	6,510	6,545
	Subordinated(8)	Fixed(Q)*	+	13.00%/PIK	13.00%	05/2023	05/2033	4,372	4,337	4,372
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.29%	10/2023	10/2028	2,176	2,176	2,176
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.32%	10/2023	10/2028	1,252	1,252	1,252
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	9.31%	12/2024	10/2028	527	526	527
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.29%	10/2023	10/2028	175	175	175
								38,078	38,007	38,078	4.69%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	6.50%	11.02%	05/2024	07/2028	27,243	27,233	27,243
	Subordinated(8)	Fixed(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	4,730	4,722	4,825
	Subordinated(8)	Fixed(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	1,806	1,803	1,851
	First Lien(8)(9) - Drawn	SOFR(Q)	+	6.50%	11.08%	05/2024	07/2028	1,496	1,495	1,496
	First Lien(8)(9) - Drawn	SOFR(Q)	+	6.50%	11.02%	05/2024	07/2028	698	697	698
								35,973	35,950	36,113	4.44%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Einstein Parent, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	6.50%	10.77%	01/2025	01/2031	$34,415	$34,089	$34,070	4.19%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(8)	SOFR(Q)	+	6.00%	10.33%	09/2023	08/2029	16,950	16,887	16,950
	First Lien(4)(7)(8)	SOFR(Q)	+	5.75%	10.08%	08/2022	08/2029	12,392	12,392	12,392
	First Lien(2)(6)(8)	SOFR(Q)	+	5.75%	10.08%	08/2022	08/2029	4,529	4,497	4,529
								33,871	33,776	33,871	4.17%
Model N, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.05%	06/2024	06/2031	23,649	23,544	23,649
	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	9.05%	06/2024	06/2031	8,199	8,161	8,199
								31,848	31,705	31,848	3.92%
HIG Intermediate, Inc. (14)
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.83%	08/2023	11/2028	23,001	22,931	23,001
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	9.08%	03/2024	11/2028	4,587	4,571	4,587
	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	8.83%	08/2023	11/2028	3,788	3,788	3,788
								31,376	31,290	31,376	3.86%
NC Topco, LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.83%	08/2024	09/2031	30,778	30,642	30,624	3.77%
OEConnection LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.58%	04/2024	04/2031	25,590	25,479	25,590
	First Lien(8)	SOFR(M)	+	5.25%	9.58%	04/2024	04/2031	4,465	4,444	4,465
								30,055	29,923	30,055	3.70%
IG Investments Holdings, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.28%	03/2024	09/2028	29,770	29,651	29,770	3.66%
Runway Bidco, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.30%	12/2024	12/2031	29,169	29,032	29,023	3.57%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.05%	08/2024	08/2031	21,557	21,459	21,449
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.05%	08/2024	08/2031	5,015	4,992	4,990
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.05%	08/2024	08/2031	1,058	1,055	1,052
								27,630	27,506	27,491	3.38%
Superman Holdings, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.80%	08/2024	08/2031	21,499	21,450	21,447
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.80%	08/2024	08/2031	4,479	4,468	4,468
								25,978	25,918	25,915	3.19%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
USRP Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.33%	10/2023	12/2029	$11,907	$11,907	$11,907
	First Lien(2)(6)(8)	SOFR(M)	+	5.00%	9.33%	10/2023	12/2029	10,772	10,751	10,772
	First Lien(8)	SOFR(M)	+	5.00%	9.33%	07/2023	12/2029	2,304	2,273	2,304
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.33%	08/2024	12/2029	110	109	110
								25,093	25,040	25,093	3.09%
Syndigo LLC
Software	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	9.09%	08/2023	12/2027	16,912	16,269	16,912
	Second Lien(2)(6)(8)	SOFR(Q)	+	8.00%	12.54%	10/2022	12/2028	7,358	6,957	7,358
								24,270	23,226	24,270	2.99%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.80%	09/2024	05/2029	18,997	18,997	18,807
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.80%	10/2023	05/2029	4,581	4,546	4,535
								23,578	23,543	23,342	2.87%
AAH Topco, LLC
Consumer Services	First Lien(8)	SOFR(M)	+	5.25%	9.67%	11/2023	12/2027	23,001	22,858	23,001	2.83%
Bullhorn, Inc.
Software	First Lien(8)	SOFR(M)	+	5.00%	9.33%	05/2024	10/2029	11,127	11,115	11,127
	First Lien(8)	SOFR(M)	+	5.00%	9.33%	05/2024	10/2029	7,481	7,468	7,481
	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.33%	05/2024	10/2029	2,863	2,860	2,863
	First Lien(8)	SOFR(M)	+	5.00%	9.33%	05/2024	10/2029	641	641	641
	First Lien(8)	SOFR(M)	+	5.00%	9.33%	05/2024	10/2029	287	287	287
	First Lien(8)	SOFR(M)	+	5.00%	9.33%	05/2024	10/2029	229	229	229
								22,628	22,600	22,628	2.78%
Vessco Midco Holdings, LLC
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	9.05%	07/2024	07/2031	19,463	19,377	19,463
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	9.04%	07/2024	07/2031	2,530	2,519	2,530
								21,993	21,896	21,993	2.70%
YLG Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.05%	06/2024	12/2030	21,159	21,145	21,159
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.07%	04/2025	12/2030	219	218	219
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.05%	06/2024	12/2030	207	206	207
								21,585	21,569	21,585	2.65%
iCIMS, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.75%	10.03%	08/2022	08/2028	11,320	11,296	11,041
	First Lien(2)(8)	SOFR(Q)	+	5.75%	10.03%	08/2022	08/2028	9,587	9,542	9,350
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	10.03%	08/2022	08/2028	244	251	238
								21,151	21,089	20,629	2.54%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	6.75%	11.03%	10/2024	11/2029	20,861	20,627	20,601	2.53%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
CentralSquare Technologies, LLC
Software	First Lien(4)(7)(8)	SOFR(M)*	+	2.75% +3.25%/PIK	10.32%	04/2024	04/2030	$20,081	$19,880	$20,081	2.47%
Houghton Mifflin Harcourt Company
Education	First Lien(4)(7)	SOFR(Q)	+	5.25%	9.63%	12/2023	04/2029	11,496	11,332	11,320
	First Lien(2)(6)	SOFR(Q)	+	5.25%	9.63%	09/2023	04/2029	8,678	8,298	8,545
								20,174	19,630	19,865	2.44%
Brave Parent Holdings, Inc.
Software	First Lien(2)(6)(8)	SOFR(M)	+	5.00%	9.33%	11/2023	11/2030	10,573	10,529	10,573
	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.33%	11/2023	11/2030	7,788	7,788	7,788
	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.33%	11/2023	11/2030	1,210	1,209	1,210
								19,571	19,526	19,571	2.41%
MRI Software LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.05%	10/2024	02/2027	13,001	12,929	13,001
	First Lien(8)	SOFR(Q)	+	4.75%	9.05%	12/2023	02/2027	4,210	4,199	4,210
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.05%	08/2024	02/2027	2,143	2,134	2,143
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.05%	12/2023	02/2027	55	57	55
								19,409	19,319	19,409	2.39%
Asurion, LLC
Business Services	First Lien(2)(6)	SOFR(M)	+	4.25%	8.58%	09/2024	09/2030	19,850	19,491	19,383	2.38%
Enverus Holdings, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.50%	9.83%	12/2023	12/2029	17,540	17,435	17,540
	First Lien(8)	SOFR(M)	+	5.50%	9.83%	12/2023	12/2029	548	545	548
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.50%	9.82%	12/2023	12/2029	98	100	98
								18,186	18,080	18,186	2.24%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(M)	+	6.00%	10.33%	10/2023	11/2030	18,442	18,289	17,990	2.21%
GHX Ultimate Parent Corporation
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	9.05%	02/2025	12/2031	17,618	17,448	17,442	2.15%
Eclipse Topco, Inc. (12)
Eclipse Buyer, Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	9.06%	09/2024	09/2031	17,280	17,202	17,194	2.12%
Oranje Holdco, Inc.
Education	First Lien(2)(6)(8)	SOFR(Q)	+	7.75%	12.03%	02/2023	02/2029	11,667	11,569	11,667
	First Lien(8)	SOFR(Q)	+	7.25%	11.53%	06/2024	02/2029	5,454	5,409	5,454
								17,121	16,978	17,121	2.11%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.83%	05/2025	06/2031	8,110	8,069	8,069
	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	9.08%	05/2024	06/2031	7,233	7,185	7,233
	First Lien(8)	SOFR(M)	+	4.75%	9.08%	05/2024	06/2031	1,454	1,444	1,454
								16,797	16,698	16,756	2.06%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Safety Borrower Holdings LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	9.08%	03/2024	09/2027	$15,857	$15,857	$15,857
	First Lien(8)(9) - Drawn	P(Q)	+	3.75%	11.25%	10/2024	09/2027	422	422	422
								16,279	16,279	16,279	2.00%
OB Hospitalist Group, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.68%	10/2024	09/2027	13,540	13,540	13,540
	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.68%	07/2024	09/2027	2,327	2,305	2,327
								15,867	15,845	15,867	1.95%
Relativity ODA LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.83%	01/2024	05/2029	15,655	15,622	15,655	1.93%
Healthspan Buyer, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.55%	10/2024	10/2030	10,349	10,326	10,349
	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.55%	10/2023	10/2030	5,044	5,005	5,044
								15,393	15,331	15,393	1.93%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)*	+	2.75% +2.75%/PIK	9.82%	08/2024	08/2031	14,541	14,412	14,395
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.32%	08/2024	08/2030	674	669	667
								15,215	15,081	15,062	1.85%
Allworth Financial Group, L.P.
Financial Services	First Lien(8)	SOFR(M)	+	4.75%	9.08%	10/2023	12/2027	12,587	12,491	12,586
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	9.08%	10/2024	12/2027	2,465	2,455	2,465
								15,052	14,946	15,051	1.85%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(S)	+	4.75%	8.99%	05/2024	12/2028	11,744	11,696	11,744
	First Lien(4)(7)(8)	SOFR(S)	+	4.75%	8.99%	05/2024	12/2028	3,062	3,049	3,062
								14,806	14,745	14,806	1.82%
GC Waves Holdings, Inc.
Financial Services	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	9.18%	10/2024	10/2030	7,951	7,915	7,951
	First Lien(2)(6)(8)	SOFR(M)	+	4.75%	9.18%	10/2024	10/2030	5,252	5,246	5,252
	First Lien(8)	SOFR(M)	+	4.75%	9.18%	10/2024	10/2030	1,590	1,590	1,590
								14,793	14,751	14,793	1.82%
Sierra Enterprises, LLC
Food & Beverage	First Lien(2)(6)(8)	SOFR(Q)	+	6.00%	10.32%	05/2025	05/2030	14,373	14,267	14,265	1.76%
DOXA Insurance Holdings LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.55%	12/2023	12/2030	7,097	7,038	7,097
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.55%	12/2023	12/2030	6,685	6,631	6,685
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.55%	12/2023	12/2029	185	187	185
								13,967	13,856	13,967	1.72%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Foundational Education Group, Inc.
Education	Second Lien(2)(6)(8)	SOFR(Q)	+	6.50%	11.04%	05/2022	08/2029	$9,783	$8,856	$9,783
	First Lien(2)	SOFR(Q)	+	3.75%	8.29%	05/2025	08/2028	4,274	3,911	3,908
								14,057	12,767	13,691	1.68%
GraphPAD Software, LLC
Healthcare	First Lien(4)(8)	P(Q)	+	3.75%	11.25%	06/2024	06/2031	12,765	12,737	12,765
	First Lien(8)(9) - Drawn	P(M)	+	3.75%	11.25%	06/2024	06/2031	319	319	319
								13,084	13,056	13,084	1.61%
Diligent Corporation
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.33%	04/2024	08/2030	10,980	10,945	10,980
	First Lien(8)	SOFR(Q)	+	5.00%	9.33%	04/2024	08/2030	1,882	1,876	1,882
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	9.33%	04/2024	08/2030	94	95	94
								12,956	12,916	12,956	1.59%
Xactly Corporation
Software	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.68%	02/2023	07/2027	12,802	12,785	12,685	1.56%
CommerceHub, Inc.
Software	First Lien(2)(6)	SOFR(Q)	+	6.25%	10.51%	06/2023	12/2027	12,642	12,227	12,642	1.56%
Vamos Bidco, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	9.05%	01/2025	01/2032	12,479	12,420	12,417	1.53%
More cowbell II LLC
Business Services	First Lien(2)(6)(8)	SOFR(A)	+	5.00%	8.80%	08/2023	09/2030	12,028	11,956	12,028
	First Lien(8)(9) - Drawn	SOFR(S)	+	5.00%	9.25%	08/2023	09/2029	346	347	346
								12,374	12,303	12,374	1.52%
ComPsych Investments Corp.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.02%	07/2024	07/2031	12,191	12,140	12,160	1.50%
Planview Parent, Inc.
Software	Second Lien(4)(7)(8)	SOFR(Q)	+	5.75%	10.05%	06/2024	12/2028	12,117	12,085	11,996	1.48%
Low Voltage Holdings Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	9.05%	04/2025	04/2032	11,153	11,111	11,111
	First Lien(8)	SOFR(Q)	+	4.75%	9.05%	04/2025	04/2032	165	165	164
								11,318	11,276	11,275	1.39%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.25%	9.58%	09/2022	10/2029	9,912	9,812	9,912
	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.58%	09/2022	10/2029	1,044	1,040	1,044
								10,956	10,852	10,956	1.35%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Foreside Financial Group, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.73%	05/2022	09/2027	$7,518	$7,503	$7,518
	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.73%	10/2024	09/2027	1,831	1,831	1,831
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.64%	03/2024	09/2027	507	501	507
	First Lien(8)	SOFR(Q)	+	5.25%	9.73%	05/2022	09/2027	358	357	358
	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.73%	05/2022	09/2027	266	266	266
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.72%	05/2022	09/2027	151	154	151
								10,631	10,612	10,631	1.31%
Firebird Acquisition Corp, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)*	+	2.25% +2.75%/PIK	9.28%	01/2025	02/2032	10,047	10,023	10,022
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.81%	01/2025	02/2032	345	344	344
								10,392	10,367	10,366	1.28%
Bonterra LLC
Software	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.30%	03/2025	03/2032	9,328	9,305	9,304
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	9.30%	03/2025	03/2032	215	214	214
								9,543	9,519	9,518	1.17%
PDI TA Holdings, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.78%	01/2024	02/2031	6,345	6,320	6,345
	First Lien(8)	SOFR(Q)	+	5.50%	9.78%	01/2024	02/2031	1,599	1,595	1,599
	First Lien(8)	SOFR(Q)	+	5.50%	9.78%	01/2024	02/2031	697	691	697
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.78%	01/2024	02/2031	273	273	273
								8,914	8,879	8,914	1.10%
Disco Parent, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	7.00%	11.33%	03/2023	03/2029	8,900	8,822	8,900	1.10%
Icefall Parent, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.75%	10.03%	01/2024	01/2030	8,696	8,625	8,696	1.07%
Park Place Technologies, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.53%	07/2024	03/2031	7,615	7,598	7,596
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.56%	07/2024	03/2031	623	618	622
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.58%	07/2024	03/2030	264	264	264
								8,502	8,480	8,482	1.04%
GS Acquisitionco, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.25%	9.55%	03/2024	05/2028	5,024	5,017	4,999
	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.55%	03/2024	05/2028	2,314	2,318	2,302
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.55%	03/2024	05/2028	999	993	994
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.55%	03/2024	05/2028	179	180	178
								8,516	8,508	8,473	1.04%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
eResearchTechnology, Inc.
Healthcare	First Lien(2)(6)(8)	SOFR(M)	+	4.75%	9.08%	03/2025	01/2032	$7,046	$6,977	$6,976
	First Lien(8)	SOFR(M)	+	4.75%	9.08%	03/2025	01/2032	1,170	1,162	1,158
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	9.08%	03/2025	01/2032	186	185	184
								8,402	8,324	8,318	1.02%
LSCS Holdings, Inc.
Healthcare	First Lien(4)(7)	SOFR(Q)	+	4.50%	8.80%	09/2024	03/2032	8,422	8,330	8,280	1.02%
Bluefin Holding, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.57%	09/2023	09/2029	8,148	8,075	8,148	1.00%
Optimizely North America Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.33%	10/2024	10/2031	7,980	7,943	7,940	0.98%
Databricks, Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.82%	12/2024	01/2031	7,975	7,938	7,935	0.98%
Panzura Holdings, LLC (11)
Panzura, LLC
Software	First Lien(8)	Fixed(Q)*	+	4.00% +11.00%/PIK	15.00%	08/2023	08/2027	7,718	7,343	7,325	0.90%
Cloudera, Inc.
Software	Second Lien(2)(6)	SOFR(M)	+	6.00%	10.43%	10/2022	10/2029	7,900	6,901	7,194	0.89%
FS WhiteWater Holdings, LLC (13)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.45%	07/2022	12/2029	3,947	3,926	3,947
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.45%	09/2024	12/2029	3,243	3,218	3,243
								7,190	7,144	7,190	0.88%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	9.03%	11/2024	11/2031	5,244	5,208	5,205
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.06%	11/2024	11/2031	1,016	1,009	1,009
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.03%	11/2024	11/2031	245	244	244
								6,505	6,461	6,458	0.79%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.33%	08/2024	08/2031	6,483	6,454	6,451	0.79%
Javelin Buyer, Inc.
Software	Second Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.58%	10/2024	12/2032	6,470	6,439	6,438	0.79%
Greenway Health, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	6.75%	11.05%	12/2023	04/2029	6,270	6,198	6,270	0.77%
Zest Acquisition Corp.
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.53%	04/2023	02/2028	6,105	5,994	6,105	0.75%
RailPros Parent, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.83%	05/2025	05/2032	5,843	5,814	5,813	0.72%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(8)	SOFR(Q)	+	7.50%	11.90%	07/2022	07/2029	$3,096	$3,070	$3,096
	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	10.18%	07/2022	07/2028	2,681	2,665	2,681
								5,777	5,735	5,777	0.71%
Project Accelerate Parent, LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.57%	02/2024	02/2031	5,585	5,561	5,585	0.69%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	9.80%	11/2022	04/2029	5,409	5,355	5,408
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.80%	11/2022	04/2029	125	125	125
								5,534	5,480	5,533	0.68%
Bayou Intermediate II, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	9.04%	12/2024	08/2028	5,384	5,351	5,384	0.66%
Smile Doctors LLC
Healthcare	First Lien(2)(6)(8)	SOFR(S)	+	5.90%	10.13%	05/2022	12/2028	3,776	3,760	3,688
	First Lien(2)(6)(8)	SOFR(S)	+	5.90%	10.13%	05/2022	12/2028	1,111	1,099	1,085
	First Lien(8)	SOFR(S)	+	5.90%	10.18%	06/2023	12/2028	565	560	552
								5,452	5,419	5,325	0.66%
Next Holdco, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.55%	11/2023	11/2030	5,222	5,193	5,222	0.64%
Bracket Intermediate Holding Corp.
Healthcare	First Lien(2)(6)	SOFR(Q)	+	4.25%	8.55%	05/2023	05/2028	4,874	4,782	4,896	0.60%
Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	6.24%	10.67%	04/2025	03/2028	4,706	4,683	4,706	0.58%
LogRhythm, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	7.50%	11.83%	07/2024	07/2029	4,196	4,143	4,080	0.50%
Businessolver.com, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	9.90%	10/2023	12/2027	3,440	3,440	3,440
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.90%	10/2023	12/2027	508	508	508
								3,948	3,948	3,948	0.48%
PDQ.com Corporation
Software	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	8.81%	10/2023	08/2027	3,907	3,884	3,907	0.48%
RxB Holdings, Inc.
Healthcare	First Lien(2)(6)(8)	SOFR(M)	+	5.25%	9.58%	06/2023	12/2027	3,754	3,698	3,754	0.46%
KENE Acquisition, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.53%	02/2024	02/2031	3,492	3,462	3,492
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.53%	02/2024	02/2031	161	160	161
								3,653	3,622	3,653	0.45%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
DOCS, MSO, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	10.17%	06/2022	06/2028	$2,943	$2,943	$2,917
	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	10.18%	02/2025	06/2028	396	393	392
	First Lien(8)(9) - Drawn	SOFR(S)	+	5.75%	10.13%	06/2022	06/2028	14	14	14
								3,353	3,350	3,323	0.41%
Fortis Solutions Group, LLC
Packaging	First Lien(8)	SOFR(Q)	+	5.50%	9.90%	06/2022	10/2028	1,467	1,465	1,467
	First Lien(8)	SOFR(Q)	+	5.50%	9.91%	06/2022	10/2028	1,194	1,193	1,194
	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.90%	06/2022	10/2028	375	375	375
								3,036	3,033	3,036	0.37%
Zone Climate Services, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	6.00%	10.41%	10/2023	03/2028	2,433	2,425	2,433
	First Lien(8)(9) - Drawn	SOFR(Q)	+	6.00%	10.45%	11/2023	03/2028	281	279	281
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	10.18%	11/2023	03/2028	267	266	267
								2,981	2,970	2,981	0.37%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(7)(8)	SOFR(S)	+	4.25%	8.43%	06/2023	06/2028	2,917	2,901	2,917	0.36%
Galway Borrower LLC
Business Services	First Lien(8)	SOFR(Q)	+	4.50%	8.80%	04/2024	09/2028	1,796	1,774	1,778
	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.80%	04/2024	09/2028	1,084	1,078	1,073
								2,880	2,852	2,851	0.35%
KENG Acquisition, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.28%	08/2023	08/2029	1,829	1,812	1,829
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	9.28%	08/2023	08/2029	869	861	869
								2,698	2,673	2,698	0.33%
TigerConnect, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(Q)*	+	3.38% +3.38%/PIK	11.18%	11/2024	02/2028	2,337	2,322	2,337
	First Lien(4)(7)(8)(9) - Drawn	SOFR(Q)*	+	3.38%+3.38%/PIK	11.18%	11/2024	02/2028	36	36	36
								2,373	2,358	2,373	0.29%
Pathway Vet Alliance LLC
Consumer Services	First Lien(4)(7)	SOFR(Q)	+	5.00%	9.28%	04/2025	06/2028	1,950	1,937	1,965	0.24%
KPSKY Acquisition Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.90%	06/2022	10/2028	1,736	1,726	1,654
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	10.18%	11/2023	10/2028	19	19	18
								1,755	1,745	1,672	0.20%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	9.08%	06/2024	12/2028	1,544	1,533	1,544	0.19%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
KWOR Intermediate I, Inc. (15)
KWOR Acquisition, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)*	+	1.00% +5.25%/PIK	10.58%	02/2025	02/2030	$1,139	$1,139	$1,139
	Subordinated(8)	SOFR(Q)*	+	8.00%/PIK	12.33%	02/2025	02/2030	386	386	386
	First Lien(8)	SOFR(Q)	+	5.25%	9.58%	02/2025	02/2030	9	9	9
	First Lien(8)	SOFR(Q)	+	5.25%	9.58%	02/2025	02/2030	6	6	6
								1,540	1,540	1,540	0.19%
DT1 Midco Corp.
Business Services	First Lien(4)(7)	SOFR(M)	+	5.00%	9.32%	06/2025	12/2031	1,348	1,342	1,342
	First Lien(9) - Drawn	SOFR(M)	+	5.00%	9.32%	06/2025	12/2031	32	32	32
								1,380	1,374	1,374	0.17%
WatchGuard Technologies, Inc.
Software	First Lien(2)(6)	SOFR(M)	+	5.25%	9.58%	08/2022	07/2029	1,013	992	1,007	0.12%
Calabrio, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.83%	01/2024	04/2027	835	831	836	0.10%
Daxko Acquisition Corporation
Software	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	9.08%	07/2024	10/2028	96	96	96	0.01%
Total Funded Debt Investments - United States								$1,540,287	$1,528,686	$1,533,798	188.71%
Funded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	6.50%	10.88%	02/2024	02/2030	$12,237	$12,112	$12,237
	First Lien(8)(9) - Drawn	SOFR(Q)	+	6.50%	10.91%	02/2024	02/2030	6,956	6,889	6,956
								19,193	19,001	19,193	2.36%
Cleanova US Holdings, LLC**
Business Products	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	9.07%	05/2025	06/2032	8,406	8,113	8,123	1.00%
Total Funded Debt Investments - United Kingdom								$27,599	$27,114	$27,316	3.36%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.32%	06/2025	12/2029	$4,013	$4,003	$4,003
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.27%	12/2022	12/2029	3,428	3,392	3,428
	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.27%	12/2023	12/2029	1,335	1,325	1,335
								8,776	8,720	8,766	1.08%
Adelaide Borrower, LLC**
Software	First Lien(8)	SOFR(Q)	+	6.25%	10.55%	05/2024	05/2030	4,698	4,659	4,698	0.58%
Total Funded Debt Investments - Australia								$13,474	$13,379	$13,464	1.66%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First Lien(4)(8)	SOFR(S)*	+	3.50% + 2.00%/PIK	9.76%	06/2025	07/2031	$10,770	$10,769	$10,716
	First Lien(4)	SOFR(S)*	+	3.50% + 2.00%/PIK	9.76%	06/2025	07/2031	590	590	590
								11,360	11,359	11,306	1.39%
Total Funded Debt Investments - Jersey								$11,360	$11,359	11,306	1.39%
Structured Financing Obligation - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligations(8)	SOFR(S)		7.00%	11.27%	11/2024	01/2037	$1,996	$1,996	$2,006	0.25%
Total Structured Financing Obligation - United States								$1,996	$1,996	$2,006	0.25%
Total Funded Debt Investments								$1,594,716	$1,582,534	$1,587,890	195.37%
Equity - United States
HIG Intermediate, Inc. (14)
Business Services	Series A preferred shares (8)	Fixed(Q)		10.50%	10.50%	12/2024	—	14,557	$14,448	$14,448	1.78%
Portage Point Partners, LP
Business Services	Preferred shares (5)(8)	Fixed(S)		14.00%	14.00%	09/2024	—	77,399	7,663	7,663
	Class B common units (5)(8)	—		—	—	09/2024	—	667	2,415	3,047
								78,066	10,078	10,710	1.32%
Eclipse Topco, Inc. (12)
Software	Preferred shares (8)	Fixed(S)*		12.50%/PIK	12.50%	09/2024	—	461	5,040	5,036	0.62%
Knockout Intermediate Holdings I Inc. (16)
Software	Preferred shares (8)	SOFR(S)*		10.75%/PIK	14.89%	06/2022	—	497	736	741	0.09%
KWOR Intermediate I, Inc. (15)
Business Services	Preferred shares (8)	SOFR(Q)*		8.00%/PIK	12.33%	02/2025	—	250	260	260
	Class A-1 common stock (8)	—		—	—	02/2025	—	234	245	191
								484	505	451	0.05%
FS WhiteWater Holdings, LLC (13)
Consumer Services	Class B preferred units (8)	Fixed(A)*		20.00%/PIK	20.00%	10/2024	—	1,396	183	183	0.02%
Panzura Holdings, LLC (11)
Software	Class A-2 common units (3)(8)	—		—	—	09/2023	—	88,767	480	130	0.02%
Total Shares - United States									$31,470	$31,699	3.90%
Total Shares									$31,470	$31,699	3.90%
Total Funded Investments									$1,614,004	$1,619,589	199.27%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Unfunded Debt Investments - United States
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	07/2028	$1,425	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	07/2028	209	—	—
							1,634	—	—	—%
Accession Risk Management Group, Inc.
Business Services	First Lien(9) - Undrawn	—	—	—	08/2024	08/2026	2,200	(6)	—
	First Lien(9) - Undrawn	—	—	—	08/2024	11/2029	469	(1)	—
							2,669	(7)	—	—%
Project Accelerate Parent, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2031	806	(3)	—	—%
AAH Topco, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	03/2025	03/2027	19,200	—	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	10/2024	10/2026	5,493	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2024	12/2027	368	(1)	—
							5,861	(1)	—	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	06/2024	12/2025	5,598	—	—	—%
Bluefin Holding, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	09/2023	09/2029	626	(6)	—	—%
Bullhorn, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	05/2024	10/2029	788	(1)	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	1,556	(3)	—
							2,344	(4)	—	—%
Brave Parent Holdings, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2030	1,056	(2)	—	—%
Businessolver.com, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2023	12/2025	112	—	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	09/2022	05/2026	2,059	(14)	—
	First Lien(8)(9) - Undrawn	—	—	—	09/2022	10/2029	1,480	(14)	—
							3,539	(28)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Coupa Holdings, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	02/2023	06/2027	$3,524	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	02/2023	02/2029	2,698	(10)	—
							6,222	(10)	—	—%
Daxko Acquisition Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	2,319	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	10/2028	483	(3)	—
							2,802	(3)	—	—%
Diligent Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2026	1,882	(6)	—
	First Lien(8)(9) - Undrawn	—	—	—	04/2024	08/2030	1,161	(4)	—
							3,043	(10)	—	—%
DOXA Insurance Holdings LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2025	64	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	3,046	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2029	1,355	(14)	—
							4,465	(14)	—	—%
Enverus Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2025	337	(1)	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2029	1,254	(9)	—
							1,591	(10)	—	—%
Disco Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2023	03/2029	890	(7)	—	—%
Al Altius US Bidco, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	3,077	—	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2023	08/2025	529	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	394	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2023	08/2029	506	(4)	—
	First Lien(8)(9) - Undrawn	—	—	—	01/2025	01/2027	1,082	—	—
							2,511	(4)	—	—%
Icefall Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2024	01/2030	828	(6)	—	—%
KENE Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2026	1,398	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2031	468	(4)	—
							1,866	(4)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Foreside Financial Group, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	$3,829	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	05/2022	09/2027	430	(4)	—
							4,259	(4)	—	—%
HIG Intermediate, Inc. (14)
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	4,412	—	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2024	09/2028	3,146	(13)	—	—%
Oranje Holdco, Inc.
Education	First Lien(8)(9) - Undrawn	—	—	—	02/2023	02/2029	1,458	(11)	—	—%
GC Waves Holdings, Inc.
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	10/2024	10/2026	6,327	—	—	—%
MRI Software LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2024	09/2026	498	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2023	02/2027	933	(5)	—
							1,431	(5)	—	—%
Next Holdco, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2025	903	—	—
	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2029	339	(2)	—
							1,242	(2)	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	10/2024	09/2027	1,933	—	—	—%
OEConnection LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2026	4,910	—	—
	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2031	2,805	(12)	—
							7,715	(12)	—	—%
PDI TA Holdings, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2024	02/2031	410	(2)	—	—%
PDQ.com Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2023	10/2025	2,585	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	08/2027	1,426	(8)	—
							4,011	(8)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(8)(9) - Undrawn	—	—	—	11/2022	04/2029	291	(4)	—	—%
Riskonnect Parent, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	6,349	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Safety Borrower Holdings LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2024	09/2027	$704	$—	$—	—%
More cowbell II LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2023	09/2025	1,330	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2023	09/2029	1,383	(10)	—
							2,713	(10)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	10/2023	10/2030	1,229	(9)	—	—%
TigerConnect, Inc.
Healthcare	First Lien(4)(7)(8)(9) - Undrawn	—	—	—	11/2024	12/2025	58	—	—	—%
CentralSquare Technologies, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2030	2,205	(22)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	5,853	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	12/2029	1,358	(3)	—
							7,211	(3)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	08/2022	08/2029	426	(3)	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	02/2024	10/2028	536	(2)	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2026	4,312	—	—
							4,848	(2)	—	—%
YLG Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	04/2025	11/2026	228	(1)	—
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	12/2030	1,623	—	—
							1,851	(1)	—	—%
Relativity ODA LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2024	05/2029	1,401	(3)	—	—%
GraphPAD Software, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2031	1,206	(3)	—
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2026	2,894	(7)	—
							4,100	(10)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
KWOR Intermediate I, Inc. (15)
KWOR Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2025	02/2030	$188	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	02/2025	02/2027	249	—	—
							437	—	—	—%
FS WhiteWater Holdings, LLC (13)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	03/2025	03/2027	1,380	—	—
Model N, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2031	3,493	(15)	—
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2026	6,549	—	—
							10,042	(15)	—	—%
Vessco Midco Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2031	2,163	(9)	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	3,958	—	—
							6,121	(9)	—	—%
Zone Climate Services, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2025	1,941	—	—
	First Lien(8)(9) - Undrawn	—	—	—	11/2023	03/2028	178	(2)	—
							2,119	(2)	—	—%
DOCS, MSO, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2028	268	—	(2)	(0.00)%
Park Place Technologies, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2024	09/2025	575	—	(1)
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	03/2030	637	(2)	(2)
							1,212	(2)	(3)	(0.00)%
Optimizely North America Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2024	10/2031	750	(3)	(4)	(0.00)%
RailPros Parent, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2025	05/2027	1,798	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2025	05/2032	899	(4)	(4)
							2,697	(4)	(4)	(0.00)%
Bonterra LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2025	03/2032	793	(2)	(2)
	First Lien(8)(9) - Undrawn	—	—	—	03/2025	03/2027	1,008	—	(3)
							1,801	(2)	(5)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Xactly Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2027	$538	$—	$(5)	(0.00)%
Low Voltage Holdings Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	04/2025	10/2027	3,520	(1)	—
	First Lien(8)(9) - Undrawn	—	—	—	04/2025	04/2032	1,552	(6)	(6)
							5,072	(7)	(6)	(0.00)%
ComPsych Investments Corp.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2027	3,507	(10)	(9)	(0.00)%
Databricks, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2024	07/2026	1,772	—	(9)	(0.00)%
LogRhythm, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2029	420	(5)	(12)	(0.00)%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2024	11/2031	631	(5)	(5)
	First Lien(8)(9) - Undrawn	—	—	—	11/2024	11/2026	1,086	—	(8)
							1,717	(5)	(13)	(0.00)%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	1,086	(5)	(5)
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	1,629	—	(8)
							2,715	(5)	(13)	(0.00)%
Sierra Enterprises, LLC
Food & Beverage	First Lien(8)(9) - Undrawn	—	—	—	05/2025	05/2030	1,819	(13)	(14)	(0.00)%
Superman Holdings, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	2,532	—	(6)
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	3,115	(7)	(8)
							5,647	(7)	(14)	(0.00)%
Eclipse Topco, Inc. (12)
Eclipse Buyer, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	09/2024	09/2026	2,929	—	(15)	(0.00)%
GHX Ultimate Parent Corporation
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	02/2025	12/2031	1,577	(15)	(16)	(0.00)%
eResearchTechnology, Inc.
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	03/2025	10/2031	665	(6)	(7)
	First Lien(8)(9) - Undrawn	—	—	—	03/2025	01/2027	1,143	(6)	(11)
							1,808	(12)	(18)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Firebird Acquisition Corp, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	01/2025	02/2032	$1,761	$(4)	$(4)
	First Lien(8)(9) - Undrawn	—	—	—	01/2025	02/2027	5,525	—	(14)
							7,286	(4)	(18)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	842	—	(8)
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2030	1,010	(10)	(10)
							1,852	(10)	(18)	(0.00)%
GS Acquisitionco, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	1,681	—	(8)
	First Lien(8)(9) - Undrawn	—	—	—	03/2024	05/2028	2,239	(6)	(11)
							3,920	(6)	(19)	(0.00)%
DT1 Midco Corp.
Business Services	First Lien(9) - Undrawn	—	—	—	06/2025	12/2030	674	(3)	(3)
	First Lien(9) - Undrawn	—	—	—	06/2025	04/2027	4,462	—	(22)
							5,136	(3)	(25)	(0.00)%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	06/2030	2,743	(16)	(14)
	First Lien(8)(9) - Undrawn	—	—	—	05/2025	06/2027	3,507	(5)	(18)
							6,250	(21)	(32)	(0.00)%
Vehlo Purchaser, LLC
Software	First Lien(9) - Undrawn	—	—	—	06/2025	12/2026	6,676	(33)	(33)	(0.01)%
Vamos Bidco, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2025	01/2032	1,560	(7)	(8)
	First Lien(8)(9) - Undrawn	—	—	—	01/2025	02/2027	5,200	—	(26)
							6,760	(7)	(34)	(0.01)%
iCIMS, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2022	08/2028	1,381	(12)	(34)	(0.01)%
Einstein Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2025	01/2031	3,560	(33)	(36)	(0.01)%
Runway Bidco, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2031	3,632	(17)	(18)
	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2026	7,265	—	(36)
							10,897	(17)	(54)	(0.01)%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	3,669	(18)	(18)
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	7,659	—	(38)
							11,328	(18)	(56)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
NC Topco, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2024	09/2031	$3,495	$(15)	$(17)
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	8,737	—	(44)
							12,232	(15)	(61)	(0.01)%
KPSKY Acquisition Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2025	1,568	—	(68)	(0.01)%
PetVet Care Centers, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	10/2023	11/2025	2,442	—	(60)
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	11/2029	2,442	(18)	(60)
							4,884	(18)	(120)	(0.01)%
Total Unfunded Debt Investments - United States							$280,548	$(556)	$(770)	(0.09)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2022	12/2028	$740	$(4)	$—	—%
Adelaide Borrower, LLC**
Software	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	1,048	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2030	667	(5)	—
							1,715	(5)	—	—%
Total Unfunded Debt Investments - Australia							$2,455	$(9)	$—	—%
Unfunded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2024	08/2025	$8,523	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2030	3,874	(37)	—
							12,397	(37)	—	—%
Total Unfunded Debt Investments - United Kingdom							$12,397	$(37)	$—	—%
Total Unfunded Debt Investments							$295,400	$(602)	$(770)	(0.09)%
Total Non-Controlled/Non-Affiliated Investments								$1,613,402	$1,618,819	199.18%
Total Investments								$1,613,402	$1,618,819	199.18%

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
June 30, 2025
(in thousands, except shares)
(unaudited)

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
(10)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of June 30, 2025.
(11)The Company holds Class A-2 common units in Panzura Holdings, LLC and a first lien term loan in Panzura, LLC, a wholly-owned subsidiary of Panzura Holdings, LLC.
(12)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the started value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2025, the Company's stated value of it's equity investment plus unpaid compounded dividends was $5,086.
(13)The Company holds Class B preferred units in FS WhiteWater Holdings, LLC and a first lien term loan and two first lien delayed draws in FS WhiteWater Borrower, LLC, a wholly-owned subsidiary of FS WhiteWater Holdings, LLC. The Company's Class B preferred units are entitled to receive cumulative preferred dividends that is calculated using the started value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2025, the Company's stated value of it's equity investment plus unpaid compounded dividends was $183.
(14)The Company holds Series A preferred shares in HIG Intermediate, Inc. and a first lien term loan and a first lien delayed draw in Higginbotham Insurance Agency, Inc., a wholly-owned subsidiary of HIG Intermediate, Inc.
(15)The Company holds preferred equity, Class A-1 common stock and subordinated notes in KWOR Intermediate I, Inc. The Company holds three first lien term loans, a first lien delayed draw and a first lien revolver in KWOR Acquisition, Inc., a wholly-owned subsidiary of KWOR Intermediate I, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the started value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2025, the Company's stated value of it's equity investment plus unpaid compounded dividends was $260.
(16)The Company's preferred equity investment in Knockout Intermediate Holdings I, Inc. is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2025, the Company's stated value of it's share plus unpaid compounded dividends was $741.
*    All or a portion of interest contains payment in kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2025, 3.24% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2025
(unaudited)

June 30, 2025
Investment Type	Percent of Total Investments at Fair Value
First lien	94.38%
Second lien	2.64%
Subordinated	0.90%
Structured finance obligations	0.12%
Equity and other	1.96%
Total investments	100.00%

June 30, 2025
Industry Type	Percent of Total Investments at Fair Value
Software	44.50%
Business Services	29.09%
Healthcare	9.04%
Financial Services	7.02%
Consumer Services	5.19%
Education	3.13%
Food & Beverage	0.88%
Business Products	0.50%
Distribution & Logistics	0.34%
Packaging	0.19%
Investment Fund	0.12%
Total investments	100.00%

June 30, 2025
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	97.17%
Fixed rates	2.83%
Total investments	100.00%
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
June 30, 2025
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
As of June 30, 2025, the Company's top five industry concentrations were software, business services, healthcare, financial services and consumer services.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2025 and December 31, 2024. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-

in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2025, the Company recognized PIK interest from investments of $1,105 and $2,214, respectively, and PIK dividends from investments of $191 and $377, respectively. For the three and six months ended June 30, 2024 , the Company recognized PIK interest from investments of $1,279 and $2,362, respectively, and PIK dividends from investments of $37 and $75, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2025 and December 31, 2024, there were 0 and 1 investments on non-accrual status, respectively.
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
For the three and six months ended June 30, 2025, the Company recognized total current income tax expenses of approximately $86 and $165, respectively, and total deferred income tax provision of approximately $56 and $175, respectively, for the Company's consolidated subsidiaries.
As of June 30, 2025 and December 31, 2024, the Company had $232 and $57, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for the U.S. federal income tax purposes as compared to GAAP.
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

Note 3. Investments
At June 30, 2025, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,524,380	$1,527,815
Second lien	41,238	42,769
Subordinated	14,318	14,530
Structured finance obligations	1,996	2,006
Equity and other	31,470	31,699
Total investments	$1,613,402	$1,618,819
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$718,576	$720,297
Business Services	469,086	470,884
Healthcare	145,939	146,307
Financial Services	113,399	113,625
Consumer Services	84,166	84,080
Education	49,364	50,677
Food & Beverage	14,254	14,251
Business Products	8,113	8,123
Distribution & Logistics	5,476	5,533
Packaging	3,033	3,036
Investment Fund	1,996	2,006
Total investments	$1,613,402	$1,618,819
At December 31, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,418,372	$1,429,258
Second lien	38,723	40,992
Subordinated	13,340	13,420
Structured finance obligations	1,996	1,996
Equity and other	31,288	30,957
Total investments	$1,503,719	$1,516,623

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$677,243	$681,187
Business Services	431,330	433,473
Healthcare	136,446	137,175
Financial Services	92,014	92,168
Consumer Services	76,470	76,941
Education	43,093	44,462
Food & Beverage	37,825	41,850
Distribution & Logistics	5,456	5,520
Investment Fund	1,996	1,996
Packaging	1,846	1,851
Total investments	$1,503,719	$1,516,623
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of June 30, 2025:

	Total	Level I	Level II	Level III
First lien	$1,527,815	$—	$59,304	$1,468,511
Second lien	42,769	—	7,194	35,575
Subordinated	14,530	—	—	14,530
Structured finance obligations	2,006	—	—	2,006
Equity and other	31,699	—	—	31,699
Total investments	$1,618,819	$—	$66,498	$1,552,321
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2024:

	Total	Level I	Level II	Level III
First lien	$1,429,258	$—	$157,044	$1,272,214
Second lien	40,992	—	19,863	21,129
Subordinated	13,420	—	—	13,420
Structured finance obligations	1,996	—	1,996	—
Equity and other	30,957	—	—	30,957
Total investments	$1,516,623	$—	$178,903	$1,337,720

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, March 31, 2025	$1,465,584	$1,400,697	$17,142	$14,111	$1,996	$31,638
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(7)	(7)	—	—	—	—
Net change in unrealized appreciation (depreciation) of investments	(651)	(576)	(78)	45	10	(52)
Purchases, including capitalized PIK and revolver fundings	140,767	140,039	—	374	—	354
Proceeds from sales and paydowns of investments	(83,890)	(83,649)	—	—	—	(241)
Transfers into Level III(1)	35,467	16,956	18,511	—	—	—
Transfers out of Level III(1)	(4,949)	(4,949)	—	—	—	—
Fair Value, June 30, 2025	$1,552,321	$1,468,511	$35,575	$14,530	$2,006	$31,699
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(684)	$(609)	$(78)	$45	$10	$(52)

(1)     As of June 30, 2025, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, December 31, 2024	$1,337,720	$1,272,214	$21,129	$13,420	$—	$30,957
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(469)	(478)	—	—	—	9
Net change in unrealized appreciation (depreciation) of investments	375	(383)	50	139	10	559
Purchases, including capitalized PIK and revolver fundings(1)	269,221	265,088	2,310	971	—	852
Proceeds from sales and paydowns of investments(1)	(129,170)	(128,492)	—	—	—	(678)
Transfers into Level III(2)	74,644	60,562	12,086	—	1,996	—
Fair Value, June 30, 2025	$1,552,321	$1,468,511	$35,575	$14,530	$2,006	$31,699
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(119)	$(877)	$50	$139	$10	$559

(1) Includes non-cash reorganizations and restructurings.
(2) As of June 30, 2025, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
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

Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three and six months ended June 30, 2025 and June 30, 2024. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the Market Based Approach as of June 30, 2025 and December 31, 2024, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the Income Based Approach as of June 30, 2025 and December 31, 2024, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2025 were as follows:

				Range
Type	Fair Value as of June 30, 2025	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,415,539	Market & income approach	EBITDA multiple	7.0x	36.0x	17.8x
			Revenue multiple	3.0x	13.0x	5.8x
			Discount rate	6.4%	18.2%	8.8%
	52,972	Other	N/A (2)	N/A	N/A	N/A
Second lien	35,575	Market & income approach	EBITDA multiple	14.0x	18.0x	16.0x
			Discount rate	9.0%	14.0%	10.1%
Subordinated	14,530	Market & income approach	EBITDA multiple	8.0x	24.5x	18.1x
			Discount rate	12.4%	14.3%	13.5%
Structured finance obligations	2,006	Market & income approach	Discount rate	11.3%	11.3%	11.3%
Equity and other	31,699	Market & income approach	EBITDA multiple	8.0x	20.0x	17.4x
			Revenue multiple	3.0x	6.0x	5.2x
			Discount rate	11.4%	15.0%	12.8%
	$1,552,321

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

The following are the principal amounts and fair values of the Company’s borrowings as of June 30, 2025 and December 31, 2024. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	June 30, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
BMO Subscription Line	$24,500	$25,192	$—	$—
UBS Credit Facility	277,000	279,886	262,500	267,403
Wells Credit Facility	474,500	474,466	437,200	446,969
Total	$776,000	$779,544	$699,700	$714,372
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
For both the three and six months ended June 30, 2025 and June 30, 2024, there were no incentive fees waived by the Investment Adviser. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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

Upon termination of the term of the Company, the Investment Adviser will be required to return incentive fees to the Company to the extent that: (i) the Investment Adviser has received cumulative incentive fees in excess of 15.0% of the sum of (A) the Company's cumulative distributions other than return of capital contributions and (B) the cumulative incentive fees paid to the Investment Adviser; or (ii) the unitholders have not received a 7.0% cumulative internal rate of return; provided that in no event will such restoration be more than the incentive fees received by the Investment Adviser.
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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For both the three and six months ended June 30, 2025 and June 30, 2024, there were no reimbursements paid by the Company to the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the Company's outstanding Units.

The following table summarizes the management fees and incentive fees incurred by the Company for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Management fee	$2,401	$1,370	$4,732	$2,531
Less: management fee waiver	—	(33)	(21)	(78)
Net management fee	2,401	1,337	4,711	2,453
Income based incentive fee	$4,048	$2,324	$7,860	$4,099
Capital gains incentive fee	$(916)	$(212)	$(1,298)	$320
As of June 30, 2025 and December 31, 2024, $609 and $1,907, respectively, of incentive fees on capital gains were accrued but are not payable under the Investment Management Agreement by the Company, as return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement"), under which the Administrator provides administrative services to the Company for its day-to-day operations. The Administration Agreement was most recently re-approved by the Company's board of directors on January 29, 2025 for a period of 12 months commencing on March 1, 2025. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2025, approximately $311 and $571, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. For the three and six months ended June 30, 2024, approximately $188 and $383, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of June 30, 2025 and December 31, 2024, approximately $278 and $242, respectively, of indirect administrative expenses were included in payable to affiliates.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense	$169	$1,857	$297	$3,911
Amortization of financing costs	$—	$8	$2	$53
Weighted average interest rate	7.3%	8.3%	7.3%	8.3%
Effective interest rate	7.3%	8.3%	7.3%	8.4%
Average debt outstanding	$9,346	$90,520	$8,257	$95,326
As of June 30, 2025 and December 31, 2024, the outstanding balance on the BMO Subscription Line was $24,500 and $0, respectively, and the Company was in compliance with the applicable covenants of the Loan Authorization Agreement on such dates.
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
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the UBS Credit Facility for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense	$4,523	$5,165	$8,907	$10,339
Non-usage fee	$102	$—	$210	$—
Amortization of financing costs	$96	$87	$190	$174
Weighted average interest rate	6.7%	8.2%	6.7%	8.2%
Effective interest rate	7.0%	8.3%	7.0%	8.3%
Average debt outstanding	$268,104	$250,000	$265,318	$250,000
As of June 30, 2025 and December 31, 2024, the outstanding balance on the UBS Credit Facility was $277,000 and $262,500, respectively, and GIV SPV was in compliance with the applicable covenants of the UBS Loan and Security Agreement on such dates.
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
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024(1)	June 30, 2025	June 30, 2024(1)
Interest expense	$7,680	$1,399	$15,386	$1,399
Non-usage fee	$29	$43	$72	$43
Amortization of financing costs	$315	$59	$572	$59
Weighted average interest rate	6.4%	7.6%	6.5%	7.6%
Effective interest rate	6.7%	8.2%	6.8%	8.2%
Average debt outstanding	$476,962	$169,462	$471,096	$169,462

(1) For the three and six months ended June 30, 2024, amounts represent the period from May 23, 2024 to June 30, 2024.
As of June 30, 2025 and December 31, 2024, the outstanding balance on the Wells Credit Facility was $474,500 and $437,200, respectively, and GIV Holdings was in compliance with the applicable covenants of the Wells Loan and Security Agreement on such dates.
Leverage risk factors—The Company utilizes and may utilize leverage to the maximum extent permitted by the law for investment and other general business purposes. Certain of the Company's lenders may have fixed dollar claims on certain assets that are superior to the claims of the Company's common unitholders, and the Company would expect such lenders to seek recovery against these assets in the event of a default. The use of leverage also magnifies the potential for gain or loss on amounts invested. Leverage may magnify interest rate risk (particularly on the Company's fixed-rate investments), which is the risk that the prices of portfolio investments will fall or rise if market interest rates for those types of securities rise or fall. As a result, leverage may cause greater changes in the Company's members' capital. Similarly, leverage may cause a sharper decline in the Company's income than if the Company had not borrowed. Such a decline could negatively affect the Company's ability to make distributions to its unitholders. Leverage is generally considered a speculative investment technique. The Company's ability to service any debt incurred will depend largely on financial performance and will be subject to prevailing economic conditions and competitive pressures.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2025, the Company had unfunded commitments on revolving credit facilities of $94,906, no outstanding bridge financing commitments, and other future funding commitments of $200,494. As of December 31, 2024, the Company had unfunded commitments on revolving credit facilities of $83,365, no outstanding bridge financing commitments, and other future funding commitments of $202,467. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the BMO Subscription Line, UBS Credit Facility and Wells Credit Facility as of June 30, 2025 and December 31, 2024. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of June 30, 2025 and December 31, 2024, the Company had commitment letters to purchase investments in the aggregate par amount of $83,248 and $55,585, respectively, which could require funding in the future.

Note 9. Members' Capital
There were no Units issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2025.
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2024.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
March 14, 2024	March 28, 2024	9,788,500	$97,885
June 13, 2024	June 28, 2024	8,152,250	81,523
		17,940,750	$179,408

The following table reflects the distributions declared on the Units for the six months ended June 30, 2025.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 25, 2025	March 28, 2025	April 21, 2025	$0.267
June 23, 2025	June 27, 2025	July 21, 2025	0.286
			$0.553

    The following table reflects the distributions declared on the Units for the six months ended June 30, 2024.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 20, 2024	March 27, 2024	April 19, 2024	$0.362
June 25, 2024	June 27, 2024	July 19, 2024	0.364
			$0.726
Note 10. Earnings (Loss) Per Unit
The following information sets forth the computation of basic net increase (decrease) in the Company's members' capital per unit resulting from operations for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Earnings (Loss) per unit—basic & diluted
Numerator for basic & diluted earnings (loss) per unit:	$17,969	$12,183	$37,423	$25,035
Denominator for basic & diluted weighted average unit:	80,974,363	36,999,211	80,974,363	32,185,716
Basic & diluted earnings (loss) per unit:	$0.22	$0.33	$0.46	$0.78

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2025 and June 30, 2024.

	Six Months Ended
	June 30, 2025	June 30, 2024
Per unit data(1):
Members' capital, December 31, 2024 and December 31, 2023, respectively	$10.13	$10.27
Net investment income (loss)	0.57	0.71
Net realized and unrealized gains (losses)	(0.11)	0.07
Total net increase (decrease)	0.46	0.78
Net increase (decrease) in members' capital from capital transactions	—	(0.12)
Distributions declared to unitholders from net investment income	(0.55)	(0.73)
Members' capital, June 30, 2025 and June 30, 2024, respectively	$10.04	$10.20
Total return based on members' capital(2)	4.60%	6.48%
Units outstanding at end of period	80,974,363	44,882,706
Average weighted units outstanding for the period	80,974,363	32,185,716
Average members' capital for the period	$818,969	$330,548
Ratio to average members' capital:
Net investment income (loss)(3)	11.29%	13.99%
Total expenses, before waivers(3)	9.73%	14.95%
Total expenses, net of waivers(3)	9.72%	14.91%

Average debt outstanding—Wells Credit Facility(4)	$471,096	$169,462
Average debt outstanding—BMO Subscription Line	$8,257	$95,326
Average debt outstanding—UBS Credit Facility	$265,318	$250,000
Asset coverage ratio	204.73%	194.43%
Portfolio turnover	10.75%	13.03%

Capital Commitments	$1,207,896	$815,225
Funded Capital Commitments	$809,290	$448,374
% of Capital Commitments funded	67.00%	55.00%

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
(4)For the six months ended June 30, 2024, average debt outstanding represents the period from May 23, 2024 (commencement of the Wells Credit Facility) to June 30, 2024.
Note 12. Recent Accounting Standards Updates
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ending March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of New Mountain Guardian IV BDC, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian IV BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of June 30, 2025, the related consolidated statements of operations and changes in members’ capital for the three-month and six-month periods ended June 30, 2025 and 2024, the consolidated statements of cash flows for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
August 12, 2025

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
As of June 30, 2025, our top five industry concentrations were software, business services, healthcare, financial services and consumer services.
As of June 30, 2025, our members' capital was approximately $812.7 million and our portfolio had a fair value of approximately $1,618.8 million in 118 portfolio companies.

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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of June 30, 2025.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2025.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2025 we recognized PIK interest from investments of $1.1 million and $2.2 million, respectively, and PIK dividends from investments of $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2024 we recognized PIK interest from investments of $1.3 million and $2.4 million, respectively, and PIK dividends from investments less than $50 thousand and $0.1 million, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2025 and December 31, 2024, there were 0 and 1 investments on non-accrual status, respectively.
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
•Orange – 2C and 1B
•Red – 1C

The following table shows the Risk Ratings of our portfolio companies as of June 30, 2025:

(in millions)	As of June 30, 2025
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$1,607.2	99.6%	$1,612.7	99.6%
Yellow	6.2	0.4%	6.1	0.4%
Orange	—	—%	—	—%
Red	—	—%	—	—%
	$1,613.4	100.0%	$1,618.8	100.0%
As of June 30, 2025, all investments in our portfolio had a Green Risk Rating, with the exception of two portfolio companies that had a Yellow Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $1,618.8 million in 118 portfolio companies at June 30, 2025 and approximately $1,516.6 million in 112 portfolio companies at December 31, 2024.
The following table shows our portfolio and investment activity for the six months ended June 30, 2025 and June 30, 2024:

	Six Months Ended
(in millions)	June 30, 2025	June 30, 2024
Investments in 55 and 65, respectively, new and existing portfolio companies	$264.7	$468.5
Debt repayments in existing portfolio companies	(155.0)	(74.3)
Sales of securities in 4 and 2 portfolio companies, respectively	(10.2)	(9.1)
Change in unrealized appreciation on 30 and 50 portfolio companies, respectively	2.2	4.6
Change in unrealized depreciation on 92 and 38 portfolio companies, respectively	(9.7)	(2.5)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.

Results of Operations for the Three Months Ended June 30, 2025 and June 30, 2024
Revenue

	Three Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Total interest income	$41,947	$24,202
Dividend income	839	37
Fee income	867	2,107
Total investment income	$43,653	$26,346
Our total investment income increased by approximately $17.3 million, or 66%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. For the three months ended June 30, 2025, total investment income of approximately $43.7 million consisted of approximately $36.4 million in cash interest from investments, approximately $1.1 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $4.5 million, approximately $0.8 million in dividends from investments and approximately $0.9 million in fee income.
The increase in interest income of approximately $17.7 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily attributable to our increasing invested balances during the period. Fee income during the three months ended June 30, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront fees received from 7 different portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Management fee	$2,401	$1,370
Less: management fee waiver	—	(33)
Net management fee	2,401	1,337
Interest and other financing expenses	12,952	8,615
Income based incentive fee	4,048	2,324
Administrative expenses	715	450
Professional fees	407	305
Organizational and offering expenses	—	80
Capital gains incentive fee	(916)	(212)
Other general and administrative expenses	105	64
Net expenses before income taxes	19,712	12,963
Income tax expense	86	—
Net expenses after income taxes	$19,798	$12,963
Our total net operating expenses increased by approximately $6.8 million or 53% for the three months ended June 30, 2025 as compared to the three months ended ended June 30, 2024. Our net management fee increased by approximately $1.1 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, which was primarily attributable to larger managed and invested capital balances. Our income based incentive fee increased by approximately $1.7 million and our capital gains incentive fee decreased by approximately $0.7 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase in income based incentive fees was attributable to income earned on our larger managed and invested capital balances over the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The decrease in capital gains incentive fees was due to the reduction of the accrual for hypothetical gains recognized as if the portfolio was sold at fair value in accordance with GAAP which was driven by the net depreciation on the portfolio for the three months ended June 30, 2025. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than the cumulative amount in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized and distributions are greater than contributions.

Interest and other financing expenses increased by approximately $4.3 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to higher drawn balances on our Wells Credit Facility and UBS Credit Facility.
Our total administrative expenses, professional fees and other general and administrative expenses increased by approximately $0.4 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 due to the continued ramp up of investment operations and larger managed and invested capital balances.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Net realized gains (losses) on investments	$8	$19
Net change in unrealized appreciation (depreciation) of investments	(5,838)	(1,219)
(Provision) benefit for taxes	(56)	—
Net realized and unrealized gains (losses)	$(5,886)	$(1,200)
Our net realized gain and unrealized depreciation resulted in a net loss of approximately $5.9 million for the three months ended June 30, 2025 as compared to a net realized gain and unrealized depreciation resulting in a net loss of approximately $1.2 million for the three months ended June 30, 2024. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended June 30, 2025, was primarily driven by the overall decrease in market prices of our investments during the period and material accelerated amortization realized on our investment in Sierra Enterprises, LLC due to early repayments made. The net loss for the three months ended June 30, 2024, was primarily driven by the overall decrease in market prices of our investments during the period and material accelerated amortization recognized due to early repayments made.
Results of Operations for the Six Months Ended June 30, 2025 and June 30, 2024
Revenue

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Total interest income	$81,395	$43,721
Dividend income	1,695	75
Fee income	2,243	3,698
Total investment income	$85,333	$47,494
Our total investment income increased by approximately $37.8 million, or 80%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. For the six months ended June 30, 2025, total investment income of approximately $85.3 million consisted of approximately $72.4 million in cash interest from investments, approximately $2.2 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $6.8 million, approximately $1.7 million in dividends from investments and approximately $2.2 million in fee income.
The increase in interest income of approximately $37.7 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily attributable to our increasing invested balances during the period. Fee income during the six months ended June 30, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment and ticking fees received from 19 different portfolio companies.

Operating Expenses

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Management fee	$4,732	$2,531
Less: management fee waiver	(21)	(78)
Net management fee	4,711	2,453
Interest and other financing expenses	25,713	15,982
Income based incentive fee	7,860	4,099
Administrative expenses	1,324	845
Professional fees	837	618
Organizational and offering expenses	21	153
Capital gains incentive fee	(1,298)	320
Other general and administrative expenses	156	111
Net expenses before income taxes	39,324	24,581
Income tax expense	165	—
Net expenses after income taxes	$39,489	$24,581
Our total net operating expenses increased by approximately $14.9 million or 60% for the six months ended June 30, 2025 as compared to the six months ended ended June 30, 2024. Our net management fee increased by approximately $2.3 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily attributable to larger managed and invested capital balances. Our income based incentive fee increased by approximately $3.8 million and our capital gains incentive fee decreased by approximately $1.6 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase in income based incentive fees was attributable to income earned on our larger managed and invested capital balances over the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The decrease in capital gains incentive fees was due to the reduction of the accrual for hypothetical gains recognized as if the portfolio was sold at fair value in accordance with GAAP which was driven by the net depreciation on the portfolio for the six months ended June 30, 2025. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than the cumulative amount in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized and distributions are greater than contributions.
Interest and other financing expenses increased by approximately $9.7 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to higher drawn balances on our Wells Credit Facility and UBS Credit Facility.
Our total administrative expenses, professional fees and other general and administrative expenses increased by approximately $0.7 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 due to the continued ramp up of investment operations and larger managed and invested capital balances.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Net realized gains (losses) on investments	$(759)	$(20)
Net change in unrealized appreciation (depreciation) of investments	(7,487)	2,142
(Provision) benefit for taxes	(175)	—
Net realized and unrealized gains (losses)	$(8,421)	$2,122
Our net realized loss and unrealized depreciation resulted in a net loss of approximately $8.4 million for the six months ended June 30, 2025 as compared to a net realized loss and unrealized appreciation resulting in a net gain of approximately $2.1 million for the six months ended June 30, 2024. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the six months ended June 30, 2025, was primarily driven by the overall decrease in market prices of our investments during the period, realized losses in Barracuda Parent, LLC and KWOR Acquisition, Inc. and material accelerated amortization realized on our investment in Sierra

Enterprises, LLC due to early repayments made. The net gain for the six months ended June 30, 2024 was primarily driven by the overall increase in market prices of our investments during the period.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) drawing down capital in respect of our Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of June 30, 2025, our asset coverage ratio was 204.7%.
Since our inception on March 18, 2022, we have entered into Subscription Agreements with several investors on various dates. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On June 30, 2025 and December 31, 2024, we had aggregate capital commitments accepted and undrawn capital commitments from investors as follows:

(in millions)	June 30, 2025	December 31, 2024
Capital Commitments	$1,207.9	$1,207.9
Unfunded Capital Commitments	398.6	398.6
% of Capital Commitments funded	67.0%	67.0%
As of June 30, 2025, our borrowings consisted of the BMO Subscription Line, the UBS Credit Facility and the Wells Credit Facility. As of December 31, 2024, our borrowings consisted of the UBS Credit Facility and Wells Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information.
As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $23.5 million and $19.9 million, respectively. Our cash used in operating activities for the six months ended June 30, 2025 and June 30, 2024 was approximately $49.9 million and $318.8 million, respectively. We expect that all current liquidity needs will be met with cash flows from drawdowns on Capital Commitments, investments and operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the balance sheet. As of June 30, 2025 and December 31, 2024, we had outstanding commitments to third parties to fund investments totaling $295.4 million and $285.8 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2025 and December 31, 2024, we had commitment letters to purchase investments in the aggregate par amount of $83.2 million and $55.6 million, respectively, which could require funding in the future. As of June 30, 2025 and December 31, 2024, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2025 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$24.5	$24.5	$—	$—	$—
UBS Credit Facility (2)	277.0	—	—	277.0	—
Wells Credit Facility (3)	474.5	—	—	474.5	—
Total Contractual Obligations	$776.0	$24.5	$—	$751.5	$—

(1)Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($24.5 million as of June 30, 2025) are due on BMO's demand within 15 business days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line will terminate when all Capital Commitments have been funded. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the BMO Subscription Line.
(2)Under the terms of the $350.0 million UBS Credit Facility, all outstanding borrowings under that facility ($277.0 million as of June 30, 2025) must be repaid on or before January 25, 2029. As of June 30, 2025, there was approximately $73.0 million of possible capacity remaining under the UBS Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the UBS Credit Facility.
(3)Under the terms of the $500.0 million Wells Credit Facility, all outstanding borrowings under that facility ($474.5 million as of June 30, 2025) must be repaid on or before March 31, 2030. As of June 30, 2025, there was approximately $25.5 million of possible capacity remaining under the Wells Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the Wells Credit Facility.
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
Distributions and Dividends
Distributions declared to unitholders for the six months ended June 30, 2025 totaled approximately $44.8 million.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2025, approximately $0.3 million and $0.6 million, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of June 30, 2025, approximately $0.3 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statement of Assets, Liabilities and Members' Capital.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. We may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We, the Investment Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of ours subject to various approvals of the Board and other conditions. On May 13, 2025, we, the Investment Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Exemptive Order”) by the SEC, that replaces the prior exemptive relief, for us to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, we generally are permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with its affiliates in an issuer where an affiliate of ours has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis. Pursuant to the Exemptive Order, the Board will oversee our participation in the co-investment program. As required by the Exemptive Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and our Chief Compliance Officer will provide reporting to the Board.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates steady in the first and second quarters of 2025, following consecutive rate reductions in the third and fourth quarter of 2024. The Federal Reserve has indicated it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which would also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the six months ended June 30, 2025, certain of the loans held in our portfolio had floating Prime or SOFR interest rates. As of June 30, 2025, approximately 97.17% of our investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 2.83% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR and Prime interest rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2025. Interest expense is calculated based on the terms of our UBS Credit Facility, Wells Credit Facility and BMO Subscription Line. For our borrowings, we use the outstanding balance as of June 30, 2025. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2025, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–200 Basis Points	(14.88)%
–150 Basis Points	(11.16)%
–100 Basis Points	(7.44)%
–50 Basis Points	(3.72)%
+50 Basis Points	3.72%
+100 Basis Points	7.44%
+150 Basis Points	11.16%
+200 Basis Points	14.88%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2025. From time to time, we or our consolidated subsidiaries may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2025 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
(2)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s Current Report on Form 8-K filed on December 6, 2023.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2025 .

NEW MOUNTAIN GUARDIAN IV BDC, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer