Form 10-Q
period 2025-09-30
New Mountain Guardian IV BDC, L.L.C.
filed 2025-11-12
CIK 1925531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2025

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of November 12, 2025 was 87,013,843. As of September 30, 2025, there was no established public market for the registrant's limited liability company units.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets, Liabilities and Members' Capital as of September 30, 2025 (unaudited) and December 31, 2024	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2025 (unaudited) and September 30, 2024 (unaudited)	4
	Consolidated Statements of Changes in Members' Capital for the three and nine months ended September 30, 2025 (unaudited) and September 30, 2024 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 (unaudited) and September 30, 2024 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2025 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2024	30
	Notes to the Consolidated Financial Statements of New Mountain Guardian IV BDC, L.L.C. (unaudited)	50
	Report of Independent Registered Public Accounting Firm	72

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	73
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	86
Item 4.	Controls and Procedures	87

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	88
Item 1A.	Risk Factors	88
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	88
Item 3.	Defaults Upon Senior Securities	88
Item 4.	Mine Safety Disclosures	88
Item 5.	Other Information	88
Item 6.	Exhibits	89
	Signatures	90

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,628,650 and $1,503,719, respectively)	$1,631,454	$1,516,623
Cash and cash equivalents	90,893	19,866
Interest and dividend receivable	11,712	10,866
Other assets	770	394
Total assets	$1,734,829	$1,547,749
Liabilities
Borrowings
Wells Credit Facility	$494,500	$437,200
UBS Credit Facility	327,000	262,500
Deferred financing costs (net of accumulated amortization of $2,540 and $1,361, respectively)	(5,713)	(5,770)
Net borrowings	815,787	693,930
Distribution payable	22,187	—
Payable for unsettled securities purchased	12,328	20,051
Interest payable	4,591	4,636
Income based incentive fee payable	3,954	3,379
Management fee payable	2,480	2,213
Payable to affiliate	403	344
Deferred tax liability	320	57
Accrued capital gains incentive fee	236	1,907
Other liabilities	1,520	1,134
Total liabilities	863,806	727,651
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 87,013,843 and 80,974,363 units issued and outstanding, respectively	866,781	806,386
Accumulated underdistributed (overdistributed) earnings	4,242	13,712
Total members' capital	$871,023	$820,098
Total liabilities and members' capital	$1,734,829	$1,547,749
Outstanding common membership units	87,013,843	80,974,363
Members' capital per unit	$10.01	$10.13
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$41,189	$29,411	$120,370	$70,770
PIK interest income	1,085	1,233	3,299	3,595
Dividend income	870	84	2,565	159
Fee income	1,460	2,340	3,703	6,038
Total investment income	44,604	33,068	129,937	80,562
Expenses
Interest and other financing expenses	14,574	12,231	40,287	28,213
Income based incentive fee	3,953	2,701	11,813	6,800
Management fee	2,504	2,529	7,236	5,060
Administrative expenses	633	533	1,957	1,378
Professional fees	365	313	1,202	931
Capital gains incentive fee	(373)	(102)	(1,671)	218
Organizational and offering expenses	—	8	21	161
Other general and administrative expenses	125	62	281	173
Total expenses	21,781	18,275	61,126	42,934
Less: management fees waived (See Note 5)	(24)	(617)	(45)	(695)
Net expenses	21,757	17,658	61,081	42,239
Net investment income before income taxes	22,847	15,410	68,856	38,323
Income tax expense	67	—	232	—
Net investment income (loss)	22,780	15,410	68,624	38,323
Net realized gains (losses) on investments	18	(195)	(741)	(215)
Net change in unrealized appreciation (depreciation) of investments	(2,613)	(622)	(10,100)	1,520
(Provision) benefit for taxes	(88)	(1)	(263)	(1)
Net realized and unrealized gains (losses)	(2,683)	(818)	(11,104)	1,304
Net increase (decrease) in members' capital resulting from operations	$20,097	$14,592	$57,520	$39,627
Earnings (loss) per unit (basic & diluted)	$0.25	$0.30	$0.71	$1.04
Weighted average common units outstanding - basic & diluted (See Note 10)	81,040,010	49,342,936	80,996,486	37,946,534

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Increase (Decrease) in members' capital resulting from operations:
Net investment income (loss)	$22,780	$15,410	$68,624	$38,323
Net realized gains (losses) on investments	18	(195)	(741)	(215)
Net change in unrealized appreciation (depreciation) of investments	(2,613)	(622)	(10,100)	1,520
(Provision) benefit for taxes	(88)	(1)	(263)	(1)
Net increase (decrease) in members' capital resulting from operations	20,097	14,592	57,520	39,627
Capital transactions
Contributions	60,395	215,969	60,395	395,377
Placement fees	(24)	(90)	(24)	(168)
Distributions declared to unitholders from net investment income	(22,187)	(14,889)	(66,966)	(38,012)
Total net increase (decrease) in members' capital resulting from capital transactions	38,184	200,990	(6,595)	357,197
Net increase (decrease) in members' capital	58,281	215,582	50,925	396,824
Members' capital at the beginning of the period	812,742	457,815	820,098	276,573
Members' capital at the end of the period	$871,023	$673,397	$871,023	$673,397

Capital unit activity
Units issued	6,039,480	21,596,905	6,039,480	39,537,655

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities
Net increase (decrease) in members' capital resulting from operations	$57,520	$39,627
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	741	215
Net change in unrealized (appreciation) depreciation of investments	10,100	(1,520)
Amortization of purchase discount	(9,468)	(3,561)
Amortization of deferred financing costs	1,178	586
Non-cash investment income	(3,461)	(4,126)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(451,366)	(777,533)
Proceeds from sales and paydowns of investments	339,867	123,848
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	217	385
Cash paid for purchase of drawn portion of revolving credit facilities	(251)	(981)
Cash paid on drawn revolvers	(14,720)	(8,928)
Cash repayments on drawn revolvers	13,510	8,192
Receivable from unsettled securities sold	—	(2,543)
Interest and dividend receivable	(846)	(3,898)
Other assets	(376)	(395)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(7,723)	63,386
Interest payable	(45)	2,314
Management fee payable	267	969
Income based incentive fee payable	575	1,182
Accrued capital gains incentive fee	(1,671)	217
Payable to affiliates	59	79
Deferred tax liability	263	1
Other liabilities	419	626
Net cash flows (used in) provided by operating activities	(65,211)	(561,858)
Cash flows from financing activities
Distributions	(44,779)	(23,123)
Net proceeds from issuance of common units	60,395	212,274
Proceeds from BMO Subscription Line	222,500	501,800
Repayment of BMO Subscription Line	(222,500)	(347,100)
Proceeds from UBS Credit Facility	92,500	—
Repayment of UBS Credit Facility	(28,000)	(23,600)
Proceeds from Wells Credit Facility	93,300	247,700
Repayment of Wells Credit Facility	(36,000)	—
Placement fees paid	(59)	(77)
Deferred financing costs paid	(1,119)	(2,729)
Net cash flows provided by (used in) financing activities	136,238	565,145
Net increase (decrease) in cash and cash equivalents	71,027	3,287
Cash and cash equivalents at the beginning of the period	19,866	7,222
Cash and cash equivalents at the end of the period	$90,893	$10,509

Supplemental disclosure of cash flow information
Cash interest paid	$38,645	$25,221
Income taxes paid	193	—
Non-cash operating activities:
Non-cash activity on investments	$1,993	$—
Non-cash financing activities:
Distributions declared and payable	$22,187	$14,889
Accrual for deferred credit facility costs	42	188
Accrual for placement fees	25	91
Change in contributions receivable	203	183,103
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Viper Bidco, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.75%	11/2024	11/2031	$41,963	$41,773	$41,753	4.79%
Coupa Holdings, LLC
Software	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.56%	02/2023	02/2030	38,970	38,801	38,970	4.47%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.79%	10/2023	10/2028	12,601	12,601	12,601
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.79%	10/2023	10/2028	10,368	10,368	10,368
	First Lien(8)	SOFR(Q)	+	4.50%	8.79%	02/2024	10/2028	6,530	6,497	6,530
	Subordinated(8)	Fixed(Q)*		13.00%/PIK	13.00%	05/2023	05/2033	4,515	4,483	4,515
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.79%	10/2023	10/2028	2,170	2,170	2,170
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.79%	10/2023	10/2028	1,249	1,249	1,249
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.78%	12/2024	10/2028	760	759	760
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.79%	10/2023	10/2028	175	175	175
								38,368	38,302	38,368	4.40%
Anaplan, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.70%	06/2022	06/2029	34,822	34,804	34,822
	First Lien(8)	SOFR(Q)	+	4.50%	8.70%	01/2024	06/2029	3,308	3,308	3,308
								38,130	38,112	38,130	4.38%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	6.50%	11.08%	05/2024	07/2028	27,174	27,165	27,174
	Subordinated(8)	Fixed(Q)*		14.25%/PIK	14.25%	05/2024	05/2030	4,903	4,894	5,001
	Subordinated(8)	Fixed(Q)*		14.25%/PIK	14.25%	05/2024	05/2030	1,872	1,869	1,948
	First Lien(8)(9) - Drawn	SOFR(Q)	+	6.50%	11.08%	05/2024	07/2028	803	802	803
								34,752	34,730	34,926	4.01%
Einstein Parent, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	6.50%	10.83%	01/2025	01/2031	34,415	34,100	34,071	3.91%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(8)	SOFR(Q)	+	6.00%	10.20%	09/2023	08/2029	16,908	16,848	16,908
	First Lien(4)(7)(8)	SOFR(Q)	+	5.75%	9.95%	08/2022	08/2029	12,361	12,361	12,361
	First Lien(2)(6)(8)	SOFR(Q)	+	5.75%	9.95%	08/2022	08/2029	4,517	4,488	4,517
								33,786	33,697	33,786	3.88%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
HIG Intermediate, Inc. (14)
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.67%	08/2023	11/2028	$22,941	$22,878	$22,941
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	8.91%	03/2024	11/2028	5,145	5,128	5,145
	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	8.67%	08/2023	11/2028	3,779	3,779	3,779
								31,865	31,785	31,865	3.66%
Model N, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.75%	06/2024	06/2031	31,768	31,630	31,768	3.65%
Acumatica Holdings, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.06%	07/2025	07/2032	30,740	30,740	30,740	3.53%
NC Topco, LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.66%	08/2024	09/2031	30,702	30,571	30,702	3.52%
Diamondback Acquisition, Inc.
Software	First Lien(2)(6)	SOFR(M)	+	4.50%	8.66%	09/2025	09/2032	29,876	29,801	29,801
	First Lien(9) - Drawn	SOFR(M)	+	4.50%	8.66%	09/2025	09/2032	773	771	771
								30,649	30,572	30,572	3.51%
OEConnection LLC
Software	First Lien(4)(7)	SOFR(M)	+	5.25%	9.41%	04/2024	04/2031	25,525	25,418	25,611
	First Lien	SOFR(M)	+	5.25%	9.41%	04/2024	04/2031	4,454	4,434	4,469
								29,979	29,852	30,080	3.45%
IG Investments Holdings, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.31%	03/2024	09/2028	29,695	29,585	29,695	3.41%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.75%	08/2024	08/2031	21,557	21,462	21,557
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.75%	08/2024	08/2031	6,644	6,615	6,644
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.75%	08/2024	08/2031	851	850	851
								29,052	28,927	29,052	3.34%
Runway Bidco, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.00%	12/2024	12/2031	29,096	28,963	28,951	3.32%
USRP Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.16%	10/2023	12/2029	11,876	11,876	11,876
	First Lien(2)(6)(8)	SOFR(M)	+	5.00%	9.16%	10/2023	12/2029	10,744	10,724	10,744
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.16%	08/2024	12/2029	2,638	2,626	2,638
	First Lien(8)	SOFR(M)	+	5.00%	9.16%	07/2023	12/2029	2,298	2,268	2,298
								27,556	27,494	27,556	3.16%
Superman Holdings, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.50%	08/2024	08/2031	21,445	21,398	21,445
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.50%	08/2024	08/2031	4,468	4,457	4,468
								25,913	25,855	25,913	2.98%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
AAH Topco, LLC
Consumer Services	First Lien(8)	SOFR(M)	+	5.25%	9.51%	11/2023	12/2027	$22,943	$22,813	$22,943
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.26%	03/2025	12/2027	1,717	1,709	1,717
								24,660	24,522	24,660	2.83%
Bullhorn, Inc.
Software	First Lien(8)	SOFR(M)	+	5.00%	9.16%	05/2024	10/2029	11,127	11,115	11,127
	First Lien(8)	SOFR(M)	+	5.00%	9.16%	05/2024	10/2029	7,481	7,469	7,481
	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.16%	05/2024	10/2029	2,863	2,860	2,863
	First Lien(8)	SOFR(M)	+	5.00%	9.16%	05/2024	10/2029	864	861	864
	First Lien(8)	SOFR(M)	+	5.00%	9.16%	05/2024	10/2029	641	641	641
	First Lien(8)	SOFR(M)	+	5.00%	9.16%	05/2024	10/2029	287	287	287
	First Lien(8)	SOFR(M)	+	5.00%	9.16%	05/2024	10/2029	229	229	229
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.16%	05/2024	10/2029	105	104	105
								23,597	23,566	23,597	2.71%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.50%	09/2024	05/2029	18,950	18,949	18,760
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.50%	10/2023	05/2029	4,569	4,537	4,523
								23,519	23,486	23,283	2.67%
Vessco Midco Holdings, LLC
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	4.75%	8.93%	07/2024	07/2031	19,463	19,379	19,463
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	8.89%	07/2024	07/2031	3,525	3,510	3,525
								22,988	22,889	22,988	2.64%
YLG Holdings, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	9.04%	06/2024	12/2030	21,106	21,092	21,106
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.97%	04/2025	12/2030	264	263	264
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.75%	06/2024	12/2030	110	109	110
								21,480	21,464	21,480	2.47%
iCIMS, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.75%	10.07%	08/2022	08/2028	11,320	11,297	11,037
	First Lien(4)(7)(8)	SOFR(Q)	+	5.75%	10.07%	08/2022	08/2028	9,587	9,546	9,347
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	10.07%	08/2022	08/2028	455	461	444
								21,362	21,304	20,828	2.39%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	6.75%	11.06%	10/2024	11/2029	20,783	20,559	20,523	2.36%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.66%	05/2025	06/2031	11,288	11,218	11,232
	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.91%	05/2024	06/2031	7,214	7,168	7,214
	First Lien(8)	SOFR(M)	+	4.75%	8.91%	05/2024	06/2031	1,450	1,441	1,450
	First Lien(8)	SOFR(M)	+	4.50%	8.66%	05/2025	06/2031	530	530	528
								20,482	20,357	20,424	2.34%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
CentralSquare Technologies, LLC
Software	First Lien(4)(7)(8)	SOFR(M)*	+	2.88% +3.38%/PIK	10.41%	04/2024	04/2030	$20,205	$20,014	$20,205	2.32%
MRI Software LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.75%	10/2024	02/2027	12,967	12,906	12,967
	First Lien(8)	SOFR(Q)	+	4.75%	8.75%	12/2023	02/2027	4,199	4,190	4,199
	First Lien(8)	SOFR(Q)	+	4.75%	8.75%	08/2024	02/2027	2,636	2,626	2,636
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.75%	12/2023	02/2027	99	101	99
								19,901	19,823	19,901	2.28%
Asurion, LLC
Business Services	First Lien(2)(6)	SOFR(M)	+	4.25%	8.41%	09/2024	09/2030	19,800	19,456	19,757	2.27%
Brave Parent Holdings, Inc.
Software	First Lien(2)(6)(8)	SOFR(M)	+	5.00%	9.16%	11/2023	11/2030	10,546	10,504	10,546
	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.16%	11/2023	11/2030	7,768	7,768	7,768
	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.16%	11/2023	11/2030	1,207	1,206	1,207
								19,521	19,478	19,521	2.24%
Healthspan Buyer, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.75%	10/2024	10/2030	10,323	10,301	10,323
	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.75%	10/2023	10/2030	5,031	4,994	5,031
	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.75%	07/2025	10/2030	3,670	3,661	3,670
								19,024	18,956	19,024	2.18%
Enverus Holdings, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.50%	9.66%	12/2023	12/2029	17,496	17,396	17,496
	First Lien(8)	SOFR(M)	+	5.50%	9.66%	12/2023	12/2029	648	646	648
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.50%	9.64%	12/2023	12/2029	58	60	58
								18,202	18,102	18,202	2.09%
Houghton Mifflin Harcourt Company
Education	First Lien(4)(7)	SOFR(M)	+	5.25%	9.51%	12/2023	04/2029	11,467	11,312	10,305
	First Lien(2)(6)	SOFR(M)	+	5.25%	9.51%	09/2023	04/2029	8,656	8,298	7,779
								20,123	19,610	18,084	2.08%
GC Waves Holdings, Inc.
Financial Services	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	9.01%	10/2024	10/2030	11,174	11,125	11,174
	First Lien(2)(6)(8)	SOFR(M)	+	4.75%	9.01%	10/2024	10/2030	5,239	5,234	5,239
	First Lien(8)	SOFR(M)	+	4.75%	9.01%	10/2024	10/2030	1,586	1,586	1,586
								17,999	17,945	17,999	2.07%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(M)	+	6.00%	10.16%	10/2023	11/2030	18,395	18,248	17,595	2.02%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.75%	02/2025	12/2031	17,574	17,411	17,398	2.00%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Eclipse Topco, Inc. (12)
Eclipse Buyer, Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.68%	09/2024	09/2031	$17,281	$17,204	$17,281	1.98%
Safety Borrower Holdings LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.91%	03/2024	09/2027	15,818	15,818	15,818
	First Lien(8)(9) - Drawn	P(Q)	+	3.75%	11.00%	10/2024	09/2027	366	366	366
								16,184	16,184	16,184	1.86%
Allworth Financial Group, L.P.
Financial Services	First Lien(8)	SOFR(M)	+	4.75%	8.91%	10/2023	12/2027	12,555	12,469	12,555
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	8.91%	10/2024	12/2027	3,319	3,307	3,319
								15,874	15,776	15,874	1.82%
OB Hospitalist Group, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.51%	10/2024	09/2027	13,505	13,505	13,505
	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.51%	07/2024	09/2027	2,321	2,302	2,321
								15,826	15,807	15,826	1.82%
Relativity ODA LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.66%	01/2024	05/2029	15,655	15,624	15,655	1.80%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)*	+	2.75% +2.75%/PIK	9.71%	08/2024	08/2031	14,607	14,483	14,607
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	9.19%	08/2024	08/2031	521	516	521
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.16%	08/2024	08/2030	168	170	168
								15,296	15,169	15,296	1.76%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(S)	+	4.75%	8.99%	05/2024	12/2028	11,744	11,699	11,744
	First Lien(4)(7)(8)	SOFR(S)	+	4.75%	8.99%	05/2024	12/2028	3,062	3,050	3,062
								14,806	14,749	14,806	1.70%
Sierra Enterprises, LLC
Food & Beverage	First Lien(2)(6)(8)	SOFR(Q)	+	6.00%	10.00%	05/2025	05/2030	14,337	14,236	14,229	1.63%
DOXA Insurance Holdings LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.25%	12/2023	12/2030	7,079	7,022	7,079
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.25%	12/2023	12/2030	6,669	6,616	6,669
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.25%	12/2023	12/2029	185	187	185
								13,933	13,825	13,933	1.60%
Foundational Education Group, Inc.
Education	Second Lien(2)(6)(8)	SOFR(M)	+	6.50%	10.78%	05/2022	08/2029	9,783	8,899	9,783
	First Lien(2)(6)	SOFR(M)	+	4.25%	8.53%	05/2025	08/2028	4,576	4,191	4,084
								14,359	13,090	13,867	1.59%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Diligent Corporation
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.20%	04/2024	08/2030	$10,980	$10,946	$10,980
	First Lien(8)	SOFR(Q)	+	5.00%	9.20%	04/2024	08/2030	1,882	1,876	1,882
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	9.20%	04/2024	08/2030	138	139	138
								13,000	12,961	13,000	1.49%
Vamos Bidco, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.75%	01/2025	01/2032	12,448	12,387	12,386
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.94%	01/2025	01/2032	520	518	517
								12,968	12,905	12,903	1.48%
Xactly Corporation
Software	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.55%	02/2023	07/2027	12,802	12,787	12,655	1.45%
ComPsych Investments Corp.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.08%	07/2024	07/2031	12,160	12,111	12,160	1.40%
Planview Parent, Inc.
Software	Second Lien(4)(7)(8)	SOFR(Q)	+	5.75%	9.75%	06/2024	12/2028	12,117	12,087	11,751	1.35%
Low Voltage Holdings Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.75%	04/2025	04/2032	11,153	11,113	11,111
	First Lien(8)	SOFR(Q)	+	4.75%	8.75%	04/2025	04/2032	165	165	164
								11,318	11,278	11,275	1.29%
Firebird Acquisition Corp, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)*	+	2.25% +2.75%/PIK	9.31%	01/2025	02/2032	10,092	10,070	10,067
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.71%	01/2025	02/2032	908	905	905
								11,000	10,975	10,972	1.26%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.25%	9.41%	09/2022	10/2029	9,887	9,792	9,887
	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.41%	09/2022	10/2029	1,042	1,038	1,042
								10,929	10,830	10,929	1.25%
HP TLE Buyer, Inc.
Education	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.75%	07/2025	07/2032	10,938	10,885	10,883	1.25%
Foreside Financial Group, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.60%	05/2022	09/2027	7,499	7,485	7,499
	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.60%	10/2024	09/2027	1,826	1,826	1,826
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.40%	03/2024	09/2027	505	500	505
	First Lien(8)	SOFR(Q)	+	5.25%	9.60%	05/2022	09/2027	357	356	357
	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.60%	05/2022	09/2027	266	265	266
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.46%	05/2022	09/2027	70	74	70
								10,523	10,506	10,523	1.21%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
DigiCert, Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.75%	9.91%	07/2025	07/2030	$10,379	$10,304	$10,301	1.18%
Nexus Buyer LLC
Financial Services	Second Lien(4)	SOFR(M)	+	5.75%	9.91%	08/2025	02/2032	10,000	9,901	10,001	1.15%
MedX Holdings, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.91%	07/2025	07/2032	10,044	9,994	9,994	1.15%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second Lien(2)(6)(8)	SOFR(M)	+	5.50%	9.66%	07/2025	07/2033	9,512	9,465	9,465	1.09%
Bonterra LLC
Software	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.00%	03/2025	03/2032	9,304	9,282	9,281
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	8.99%	03/2025	03/2032	151	151	151
								9,455	9,433	9,432	1.08%
GS Acquisitionco, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.25%	9.25%	03/2024	05/2028	5,010	5,005	5,010
	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.25%	03/2024	05/2028	2,308	2,312	2,308
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.25%	03/2024	05/2028	996	992	996
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.25%	03/2024	05/2028	806	806	806
								9,120	9,115	9,120	1.05%
Denali Intermediate Holdings, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.50%	9.67%	08/2025	08/2032	9,091	9,046	9,045	1.04%
PDI TA Holdings, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.81%	01/2024	02/2031	6,329	6,304	6,329
	First Lien(8)	SOFR(Q)	+	5.50%	9.81%	01/2024	02/2031	2,290	2,280	2,290
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.81%	01/2024	02/2031	273	273	273
								8,892	8,857	8,892	1.02%
Park Place Technologies, LLC
Business Services	First Lien(4)(7)	SOFR(Q)	+	5.25%	9.56%	07/2024	03/2031	7,596	7,580	7,596
	First Lien	SOFR(Q)	+	5.25%	9.48%	07/2024	03/2031	622	619	622
	First Lien(9) - Drawn	SOFR(Q)	+	5.25%	9.25%	07/2024	03/2030	312	312	312
								8,530	8,511	8,530	0.98%
Icefall Parent, Inc.
Software	First Lien(8)	SOFR(Q)	+	4.50%	8.81%	01/2024	01/2030	8,422	8,357	8,422	0.97%
eResearchTechnology, Inc.
Healthcare	First Lien(2)(6)(8)	SOFR(M)	+	4.75%	8.91%	03/2025	01/2032	7,046	6,979	6,976
	First Lien(8)	SOFR(M)	+	4.75%	8.91%	03/2025	01/2032	1,170	1,162	1,158
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	8.91%	03/2025	01/2032	186	185	184
								8,402	8,326	8,318	0.95%
LSCS Holdings, Inc.
Healthcare	First Lien(4)(7)	SOFR(Q)	+	4.50%	8.50%	09/2024	03/2032	8,401	8,311	8,289	0.95%
Bluefin Holding, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.56%	09/2023	09/2029	8,148	8,079	8,148	0.94%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Databricks, Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.72%	12/2024	01/2031	$7,975	$7,939	$7,936	0.91%
Optimizely North America Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.16%	10/2024	10/2031	7,960	7,924	7,920	0.91%
Rithum Holdings, Inc. (fka CommerceHub, Inc.)
Software	First Lien(2)(6)	SOFR(Q)	+	4.75%	8.75%	07/2025	07/2032	7,783	7,640	7,790	0.89%
Panzura Holdings, LLC (11)
Panzura, LLC
Software	First Lien(8)	Fixed(Q)*		4.00%+11.00%/PIK	15.00%	08/2023	08/2027	7,935	7,600	7,506	0.86%
Cloudera, Inc.
Software	Second Lien(2)(6)(8)	SOFR(M)	+	6.00%	10.26%	10/2022	10/2029	7,900	6,946	7,493	0.86%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	9.05%	11/2024	11/2031	5,231	5,196	5,192
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.07%	11/2024	11/2031	1,014	1,007	1,006
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	9.20%	07/2025	11/2031	828	820	822
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.05%	11/2024	11/2031	245	244	244
								7,318	7,267	7,264	0.83%
FS WhiteWater Holdings, LLC (13)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.15%	07/2022	12/2029	3,935	3,916	3,935
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.15%	09/2024	12/2029	3,233	3,210	3,233
								7,168	7,126	7,168	0.82%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.91%	08/2024	08/2031	6,467	6,438	6,467	0.74%
Javelin Buyer, Inc.
Software	Second Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.20%	10/2024	12/2032	6,470	6,440	6,437	0.74%
Greenway Health, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	6.75%	10.75%	12/2023	04/2029	6,254	6,186	6,254	0.72%
Fullsteam Operations LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.48%	08/2025	08/2031	6,223	6,192	6,192	0.71%
Zest Acquisition Corp.
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.56%	04/2023	02/2028	6,089	5,988	6,089	0.70%
The Ultimus Group Midco, LLC
Financial Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.75%	07/2025	07/2032	6,104	6,074	6,074	0.70%
RailPros Parent, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.70%	05/2025	05/2032	5,843	5,815	5,813	0.67%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(8)	SOFR(Q)	+	7.50%	11.60%	07/2022	07/2029	$3,096	$3,072	$3,096
	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	10.01%	07/2022	07/2028	2,674	2,660	2,674
								5,770	5,732	5,770	0.66%
Project Accelerate Parent, LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.41%	02/2024	02/2031	5,571	5,548	5,571	0.64%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	9.50%	11/2022	04/2029	5,395	5,345	5,395
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.50%	11/2022	04/2029	111	113	111
								5,506	5,458	5,506	0.63%
Smile Doctors LLC
Healthcare	First Lien(2)(6)(8)	SOFR(S)	+	5.90%	10.13%	05/2022	12/2028	3,766	3,751	3,669
	First Lien(2)(6)(8)	SOFR(S)	+	5.90%	10.13%	05/2022	12/2028	1,109	1,097	1,080
	First Lien(8)	SOFR(S)	+	5.90%	10.18%	06/2023	12/2028	564	559	549
								5,439	5,407	5,298	0.61%
Next Holdco, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.48%	11/2023	11/2030	5,209	5,181	5,209	0.60%
Bracket Intermediate Holding Corp.
Healthcare	First Lien(2)(6)	SOFR(M)	+	4.25%	8.41%	05/2023	05/2028	4,862	4,777	4,896	0.56%
Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	6.24%	10.71%	04/2025	03/2028	4,706	4,688	4,706	0.54%
PDQ.com Corporation
Software	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.69%	10/2023	08/2027	3,897	3,877	3,897
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.73%	10/2023	08/2027	630	627	630
								4,527	4,504	4,527	0.52%
TigerConnect, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(Q)*	+	3.38% +3.38%/PIK	11.20%	11/2024	08/2029	2,337	2,324	2,337
	First Lien(4)(7)(8)	SOFR(Q)*	+	3.38% +3.38%/PIK	11.11%	08/2025	08/2029	2,045	2,030	2,045
	First Lien(4)(7)(8)(9) - Drawn	SOFR(Q)*	+	3.38% +3.38%/PIK	11.20%	11/2024	08/2029	56	56	56
								4,438	4,410	4,438	0.51%
Pathway Vet Alliance LLC
Consumer Services	First Lien(4)(7)	SOFR(Q)	+	5.00%	9.31%	04/2025	06/2028	4,006	4,024	4,054	0.47%
LogRhythm, Inc.
Software	First Lien(2)(6)(8)	SOFR(M)	+	7.50%	11.66%	07/2024	07/2029	4,196	4,146	4,047	0.46%
Vehlo Purchaser, LLC
Software	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.16%	06/2025	05/2028	4,066	4,017	4,046	0.46%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Businessolver.com, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	9.60%	10/2023	12/2027	$3,431	$3,431	$3,431
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.60%	10/2023	12/2027	507	507	507
								3,938	3,938	3,938	0.45%
RxB Holdings, Inc.
Healthcare	First Lien(2)(6)(8)	SOFR(M)	+	5.25%	9.53%	06/2023	12/2027	3,741	3,690	3,741	0.43%
KENE Acquisition, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.56%	02/2024	02/2031	3,483	3,454	3,483
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.56%	02/2024	02/2031	161	160	161
								3,644	3,614	3,644	0.42%
DOCS, MSO, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	10.10%	06/2022	06/2028	2,936	2,936	2,936
	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	10.01%	02/2025	06/2028	395	392	395
								3,331	3,328	3,331	0.38%
Centegix Intermediate II, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.69%	08/2025	08/2032	3,188	3,172	3,172	0.36%
Fortis Solutions Group, LLC
Packaging	First Lien(8)	SOFR(Q)	+	5.50%	9.60%	06/2022	10/2028	1,463	1,462	1,463
	First Lien(8)	SOFR(Q)	+	5.50%	9.60%	06/2022	10/2028	1,191	1,190	1,191
	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.60%	06/2022	10/2028	374	374	374
								3,028	3,026	3,028	0.35%
Zone Climate Services, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	6.00%	10.47%	10/2023	03/2028	2,427	2,420	2,427
	First Lien(8)(9) - Drawn	SOFR(Q)	+	6.00%	10.15%	11/2023	03/2028	280	278	280
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	10.13%	11/2023	03/2028	211	211	211
								2,918	2,909	2,918	0.34%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(7)(8)	SOFR(S)	+	4.25%	8.43%	06/2023	06/2028	2,909	2,895	2,909	0.33%
Galway Borrower LLC
Business Services	First Lien(8)	SOFR(Q)	+	4.50%	8.50%	04/2024	09/2028	1,792	1,771	1,792
	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.50%	04/2024	09/2028	1,081	1,076	1,081
								2,873	2,847	2,873	0.33%
KENG Acquisition, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.81%	08/2023	08/2029	1,824	1,808	1,824
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.81%	08/2023	08/2029	867	860	867
								2,691	2,668	2,691	0.31%
KPSKY Acquisition Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.84%	06/2022	10/2028	1,731	1,722	1,606
	First Lien(8)	SOFR(Q)	+	5.75%	10.05%	11/2023	10/2028	19	19	17
								1,750	1,741	1,623	0.19%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
KWOR Intermediate I, LLC (15)
KWOR Acquisition, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)*	+	1.00% +5.25%/PIK	10.45%	02/2025	02/2030	$1,154	$1,154	$1,154
	Subordinated(8)	SOFR(Q)*	+	8.00%/PIK	12.20%	02/2025	02/2030	398	398	398
	First Lien(8)	SOFR(Q)	+	5.25%	9.45%	02/2025	02/2030	9	9	9
	First Lien(8)	SOFR(Q)	+	5.25%	9.45%	02/2025	02/2030	6	6	6
								1,567	1,567	1,567	0.18%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	8.91%	06/2024	12/2028	1,540	1,529	1,540	0.18%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(4)(8)	SOFR(M)	+	4.50%	8.66%	07/2025	02/2028	1,355	1,355	1,355
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.50%	8.66%	07/2025	02/2028	85	85	85
	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.66%	07/2025	02/2028	77	77	77
								1,517	1,517	1,517	0.17%
DT1 Midco Corp.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.16%	06/2025	12/2031	1,345	1,338	1,338
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.16%	06/2025	12/2031	32	32	32
								1,377	1,370	1,370	0.16%
RLG Holdings, LLC
Packaging	First Lien(4)	SOFR(M)	+	4.25%	8.53%	09/2025	07/2028	1,064	880	881	0.10%
Calabrio, Inc.
Software	First Lien(4)(7)	SOFR(Q)	+	5.50%	9.70%	01/2024	04/2027	833	829	833	0.10%
Daxko Acquisition Corporation
Software	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	8.91%	07/2024	10/2028	96	95	96	0.01%
Total Funded Debt Investments - United States								$1,544,506	$1,534,449	$1,536,469	176.38%
Funded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	6.50%	10.90%	02/2024	02/2030	$12,206	$12,087	$12,206
	First Lien(8)	SOFR(Q)	+	6.50%	10.83%	02/2024	02/2030	6,938	6,910	6,938
								19,144	18,997	19,144	2.20%
Accelya Lux Finco S.a r.l.**
Business Services	First Lien(4)	SOFR(Q)	+	5.25%	9.21%	09/2025	10/2032	9,552	9,361	9,361	1.07%
Cleanova US Holdings, LLC**
Business Products	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.81%	05/2025	06/2032	8,406	8,120	8,406	0.97%
Total Funded Debt Investments - United Kingdom								$37,102	$36,478	$36,911	4.24%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.08%	06/2025	12/2029	$4,003	$3,993	$4,003
	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	9.08%	12/2022	12/2029	3,419	3,385	3,419
	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.08%	12/2023	12/2029	1,332	1,322	1,332
								8,754	8,700	8,754	1.01%
Adelaide Borrower, LLC**
Software	First Lien(8)	SOFR(Q)*	+	3.38% +3.38%/PIK	10.75%	05/2024	05/2030	4,739	4,701	4,739	0.55%
Total Funded Debt Investments - Australia								$13,493	$13,401	$13,493	1.56%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First Lien(4)(7)(8)	SOFR(S)*	+	3.50% +2.00%/PIK	9.65%	06/2025	07/2031	$10,878	$10,878	$10,878
	First Lien(4)(7)(8)	SOFR(S)*	+	3.50% +2.00%PIK	9.71%	06/2025	07/2031	596	596	596
								11,474	11,474	11,474	1.32%
Total Funded Debt Investments - Jersey								$11,474	$11,474	$11,474	1.32%
Structured Financing Obligation - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligations(8)	SOFR(Q)	+	7.00%	11.33%	11/2024	01/2037	$1,996	$1,996	$2,012	0.23%
Total Structured Financing Obligation - United States								$1,996	$1,996	$2,012	0.23%
Total Funded Debt Investments								$1,608,571	$1,597,798	$1,600,359	183.73%
Equity - United States
HIG Intermediate, Inc. (14)
Business Services	Series A preferred shares (8)	Fixed(Q)		10.50%	10.50%	12/2024	—	14,558	$14,448	$14,449	1.66%
Portage Point Partners, LP
Business Services	Preferred shares (5)(8)	Fixed(S)		14.00%	14.00%	09/2024	—	77,399	7,663	7,740
	Class B common units (5)(8)	—		—	—	09/2024	—	667	2,415	3,047
								78,066	10,078	10,787	1.24%
Eclipse Topco, Inc. (12)
Software	Preferred shares (8)	Fixed(S)*		12.50%/PIK	12.50%	09/2024	—	461	5,040	5,086	0.58%
Knockout Intermediate Holdings I Inc. (16)
Software	Preferred shares (8)	SOFR(S)*	+	10.75%/PIK	14.89%	06/2022	—	433	642	645	0.07%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
KWOR TopCo I, LLC (15)
KWOR Intermediate I, LLC (15)
Business Services	Preferred shares (8)	SOFR(Q)*	+	8.00%/PIK	12.20%	02/2025	—	250	$268	$268
	Class A-1 common units (8)	—		—	—	02/2025	—	234	245	134
								484	513	402	0.05%
FS WhiteWater Holdings, LLC (13)
Consumer Services	Class B preferred units (8)	Fixed(A)*		20.00%/PIK	20.00%	10/2024	—	1,396	219	219	0.03%
Panzura Holdings, LLC (11)
Software	Class A-2 common units (3)(8)	—		—	—	09/2023	—	88,767	480	130	0.01%
Total Shares - United States									$31,420	$31,718	3.64%
Total Shares									$31,420	$31,718	3.64%
Total Funded Investments									$1,629,218	$1,632,077	187.37%
Unfunded Debt Investments - United States
OEConnection LLC
Software	First Lien(9) - Undrawn	—		—	—	12/2024	12/2026	$4,910	$—	$16
	First Lien(9) - Undrawn	—		—	—	04/2024	04/2031	2,805	(11)	—
								7,715	(11)	16	0.00%
FS WhiteWater Holdings, LLC (13)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—		—	—	03/2025	03/2027	1,380	—	—	—%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(8)(9) - Undrawn	—		—	—	05/2024	07/2028	1,318	—	—
	First Lien(8)(9) - Undrawn	—		—	—	05/2024	07/2028	1,705	(1)	—
								3,023	(1)	—	—%
Eclipse Topco, Inc. (12)
Eclipse Buyer, Inc.
Software	First Lien(8)(9) - Undrawn	—		—	—	09/2024	09/2026	2,929	—	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(8)(9) - Undrawn	—		—	—	12/2024	12/2026	4,078	—	—
	First Lien(8)(9) - Undrawn	—		—	—	02/2024	10/2028	536	(2)	—
								4,614	(2)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
KWOR Intermediate I, LLC (15)
KWOR Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2025	02/2027	$249	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	02/2025	02/2030	188	—	—
							437	—	—	—%
HIG Intermediate, Inc. (14)
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	3,841	—	—	—%
Project Accelerate Parent, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2031	806	(3)	—	—%
Acumatica Holdings, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2032	3,148	—	—	—%
AAH Topco, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	03/2025	03/2027	17,483	—	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	10/2024	10/2026	4,630	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2024	12/2027	368	(1)	—
							4,998	(1)	—	—%
Anaplan, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2025	06/2028	2,460	—	—	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	06/2024	12/2025	5,598	—	—	—%
Bluefin Holding, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	09/2023	09/2029	626	(5)	—	—%
Brave Parent Holdings, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2030	1,056	(2)	—	—%
Bullhorn, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	693	(2)	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	10/2029	683	—	—
							1,376	(2)	—	—%
Businessolver.com, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2023	12/2025	112	—	—	—%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	1,629	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	1,086	(5)	—
							2,715	(5)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
ComPsych Investments Corp.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2027	$3,507	$(9)	$—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	09/2022	05/2026	2,058	(13)	—
	First Lien(8)(9) - Undrawn	—	—	—	09/2022	10/2029	1,480	(13)	—
							3,538	(26)	—	—%
Coupa Holdings, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	02/2023	06/2027	3,524	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2023	02/2029	2,698	(10)	—
							6,222	(10)	—	—%
Daxko Acquisition Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	2,319	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	10/2028	483	(2)	—
							2,802	(2)	—	—%
Diligent Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2026	1,882	(5)	—
	First Lien(8)(9) - Undrawn	—	—	—	04/2024	08/2030	1,117	(4)	—
							2,999	(9)	—	—%
DOCS, MSO, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2028	282	—	—	—%
DOXA Insurance Holdings LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2025	64	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	3,046	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2029	1,355	(14)	—
							4,465	(14)	—	—%
Enverus Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2025	235	(2)	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2029	1,294	(10)	—
							1,529	(12)	—	—%
Al Altius US Bidco, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	3,077	—	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	01/2025	01/2027	1,082	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2023	01/2027	529	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	01/2027	394	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2023	08/2029	675	(5)	—
							2,680	(5)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Icefall Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2024	01/2030	$828	$(6)	$—	—%
KENE Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2026	1,398	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2031	468	(4)	—
							1,866	(4)	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	3,829	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2022	09/2027	511	(5)	—
							4,340	(5)	—	—%
Superman Holdings, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	2,532	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	3,115	(7)	—
							5,647	(7)	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2024	09/2028	3,146	(12)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	1,681	—	—
	First Lien(8)(9) - Undrawn	—	—	—	03/2024	05/2028	1,612	(4)	—
							3,293	(4)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(8)(9) - Undrawn	—	—	—	07/2025	02/2028	70	—	—	—%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	320	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2030	1,515	(15)	—
							1,835	(15)	—	—%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	6,031	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	3,876	(19)	—
							9,907	(19)	—	—%
GC Waves Holdings, Inc.
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	10/2024	10/2026	3,076	—	—	—%
Model N, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2026	6,549	—	—
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2031	3,493	(15)	—
							10,042	(15)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
MRI Software LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2023	02/2027	$889	$(4)	$—	—%
NC Topco, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	8,738	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	09/2031	3,495	(15)	—
							12,233	(15)	—	—%
Next Holdco, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2025	903	—	—
	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2029	339	(2)	—
							1,242	(2)	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	10/2024	09/2027	1,933	—	—	—%
Park Place Technologies, LLC
Business Services	First Lien(9) - Undrawn	—	—	—	07/2024	03/2030	589	(1)	—	—%
PDI TA Holdings, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2024	02/2031	410	(2)	—	—%
PDQ.com Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2023	10/2025	1,955	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	10/2032	1,426	(7)	—
							3,381	(7)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(8)(9) - Undrawn	—	—	—	11/2022	04/2029	305	(5)	—	—%
Relativity ODA LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2024	05/2029	1,401	(3)	—	—%
Riskonnect Parent, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	6,349	—	—	—%
Safety Borrower Holdings LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2024	09/2027	760	—	—	—%
Zone Climate Services, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2025	1,941	—	—
	First Lien(8)(9) - Undrawn	—	—	—	11/2023	03/2028	233	(2)	—
							2,174	(2)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	07/2025	06/2026	3,538	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	10/2030	1,229	(9)	—
							4,767	(9)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
TigerConnect, Inc.
Healthcare	First Lien(4)(7)(8)(9) - Undrawn	—	—	—	11/2024	12/2025	$68	$—	$—	—%
CentralSquare Technologies, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2030	2,205	(21)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	3,318	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	12/2029	1,358	(3)	—
							4,676	(3)	—	—%
Vessco Midco Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	2,963	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2031	2,163	(9)	—
							5,126	(9)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	08/2022	08/2029	426	(2)	—	—%
Viper Bidco, Inc.
Software	First Lien(2)(6)(9) - Undrawn	—	—	—	09/2025	09/2027	7,896	—	—	—%
YLG Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	04/2025	11/2026	182	(1)	—
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	12/2030	1,720	—	—
							1,902	(1)	—	—%
Centegix Intermediate II, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2025	08/2027	938	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2025	08/2032	563	(3)	(3)
							1,501	(3)	(3)	(0.00)%
Fullsteam Operations LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2025	08/2027	2,074	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2025	08/2031	691	(3)	(3)
							2,765	(3)	(3)	(0.00)%
Optimizely North America Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2024	10/2031	750	(3)	(4)	(0.00)%
The Ultimus Group Midco, LLC
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	07/2025	01/2028	2,035	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2032	763	(4)	(4)
							2,798	(4)	(4)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Denali Intermediate Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2025	08/2032	$909	$(4)	$(5)	(0.00)%
Bonterra LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2025	03/2032	857	(2)	(2)
	First Lien(8)(9) - Undrawn	—	—	—	03/2025	03/2027	1,008	—	(3)
							1,865	(2)	(5)	(0.00)%
DigiCert, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2030	749	(5)	(6)	(0.00)%
Xactly Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2027	538	—	(6)	(0.00)%
Diamondback Acquisition, Inc.
Software	First Lien(9) - Undrawn	—	—	—	09/2025	09/2027	6,097	—	—
	First Lien(9) - Undrawn	—	—	—	09/2025	09/2032	3,291	(8)	(8)
							9,388	(8)	(8)	(0.00)%
Databricks, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2024	07/2026	1,772	—	(9)	(0.00)%
MedX Holdings, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2027	4,178	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2032	1,778	(9)	(9)
							5,956	(9)	(9)	(0.00)%
HP TLE Buyer, Inc.
Education	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2032	2,406	(12)	(12)	(0.00)%
Vehlo Purchaser, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	06/2025	12/2026	2,610	—	(13)	(0.00)%
RailPros Parent, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2025	05/2032	899	(4)	(4)
	First Lien(8)(9) - Undrawn	—	—	—	05/2025	05/2027	1,798	—	(9)
							2,697	(4)	(13)	(0.00)%
Sierra Enterprises, LLC
Food & Beverage	First Lien(8)(9) - Undrawn	—	—	—	05/2025	05/2030	1,819	(13)	(14)	(0.00)%
LogRhythm, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2029	419	(5)	(15)	(0.00)%
GHX Ultimate Parent Corporation
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	02/2025	12/2031	1,577	(14)	(16)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2025	01/2026	$39	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	11/2024	11/2031	631	(5)	(5)
	First Lien(8)(9) - Undrawn	—	—	—	11/2024	11/2026	1,496	—	(11)
							2,166	(5)	(16)	(0.00)%
Firebird Acquisition Corp, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	01/2025	02/2032	1,761	(4)	(4)
	First Lien(8)(9) - Undrawn	—	—	—	01/2025	02/2027	4,960	—	(12)
							6,721	(4)	(16)	(0.00)%
eResearchTechnology, Inc.
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	03/2025	10/2031	665	(6)	(7)
	First Lien(8)(9) - Undrawn	—	—	—	03/2025	01/2027	1,143	(6)	(11)
							1,808	(12)	(18)	(0.00)%
Low Voltage Holdings Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	04/2025	04/2032	1,552	(5)	(6)
	First Lien(8)(9) - Undrawn	—	—	—	04/2025	10/2027	3,520	(1)	(13)
							5,072	(6)	(19)	(0.00)%
DT1 Midco Corp.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	06/2025	12/2030	674	(3)	(3)
	First Lien(8)(9) - Undrawn	—	—	—	06/2025	04/2027	4,462	—	(22)
							5,136	(3)	(25)	(0.00)%
iCIMS, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2022	08/2028	1,170	(10)	(29)	(0.00)%
Vamos Bidco, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2025	01/2032	1,040	(5)	(5)
	First Lien(8)(9) - Undrawn	—	—	—	01/2025	02/2027	5,200	—	(26)
							6,240	(5)	(31)	(0.00)%
Einstein Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2025	01/2031	3,560	(32)	(36)	(0.01)%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	06/2030	3,190	(19)	(16)
	First Lien(8)(9) - Undrawn	—	—	—	05/2025	06/2027	4,351	(14)	(22)
							7,541	(33)	(38)	(0.01)%
Runway Bidco, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2031	3,633	(16)	(18)
	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2026	7,265	—	(36)
							10,898	(16)	(54)	(0.02)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
PetVet Care Centers, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	10/2023	11/2025	$2,442	$—	$(106)
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	11/2029	2,442	(17)	(106)
							4,884	(17)	(212)	(0.03)%
Total Unfunded Debt Investments - United States							$293,915	$(524)	$(623)	(0.07)%
Unfunded Debt Investments - Australia
Adelaide Borrower, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	$1,048	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2030	667	(5)	—
							1,715	(5)	—	—%
Atlas AU Bidco Pty Ltd
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2022	12/2028	740	(4)	—	—%
Total Unfunded Debt Investments - Australia							$2,455	$(9)	$—	—%
Unfunded Debt Investments - United Kingdom
Ciklum Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2030	$3,874	$(35)	$—	—%
Total Unfunded Debt Investments - United Kingdom							$3,874	$(35)	$—	—%
Total Unfunded Debt Investments							$300,244	$(568)	$(623)	(0.07)%
Total Non-Controlled/Non-Affiliated Investments								$1,628,650	$1,631,454	187.30%
Total Investments								$1,628,650	$1,631,454	187.30%

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
(10)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of September 30, 2025.
(11)The Company holds Class A-2 common units in Panzura Holdings, LLC and a first lien term loan in Panzura, LLC, a wholly-owned subsidiary of Panzura Holdings, LLC.
(12)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the started value of the
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2025, the Company's stated value of it's equity investment plus unpaid compounded dividends was $5,086.
(13)The Company holds Class B preferred units in FS WhiteWater Holdings, LLC and a first lien term loan and two first lien delayed draws in FS WhiteWater Borrower, LLC, a wholly-owned subsidiary of FS WhiteWater Holdings, LLC. The Company's Class B preferred units are entitled to receive cumulative preferred dividends that is calculated using the started value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2025, the Company's stated value of it's equity investment plus unpaid compounded dividends was $219.
(14)The Company holds Series A preferred shares in HIG Intermediate, Inc. and a first lien term loan and a first lien delayed draw in Higginbotham Insurance Agency, Inc., a wholly-owned subsidiary of HIG Intermediate, Inc.
(15)The Company holds Class A-1 common units in KWOR TopCo I, LLC and preferred equity and subordinated notes in KWOR Intermediate I, LLC, a wholly-owned subsidiary of KWOR TopCo I, LLC. The Company also holds three first lien term loans, a first lien delayed draw and a first lien revolver in KWOR Acquisition, Inc., a wholly-owned subsidiary of KWOR Intermediate I, LLC. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the started value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2025, the Company's stated value of it's equity investment plus unpaid compounded dividends was $268.
(16)The Company's preferred equity investment in Knockout Intermediate Holdings I, Inc. is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2025, the Company's stated value of it's share plus unpaid compounded dividends was $645.
*    All or a portion of interest contains payment in kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2025, 3.68% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2025
(unaudited)

September 30, 2025
Investment Type	Percent of Total Investments at Fair Value
First lien	93.65%
Second lien	3.37%
Subordinated	0.92%
Structured finance obligations	0.12%
Equity and other	1.94%
Total investments	100.00%

September 30, 2025
Industry Type	Percent of Total Investments at Fair Value
Software	44.59%
Business Services	27.94%
Healthcare	8.78%
Financial Services	8.54%
Consumer Services	5.35%
Education	2.62%
Food & Beverage	0.87%
Business Products	0.52%
Distribution & Logistics	0.43%
Packaging	0.24%
Investment Fund	0.12%
Total investments	100.00%

September 30, 2025
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	97.15%
Fixed rates	2.85%
Total investments	100.00%
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
September 30, 2025
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
New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C., is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $60.0 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (each, a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 24-month period following the initial closing of Capital Commitments, which occurred on May 4, 2022 (the "Closing Period"). On April 15, 2024, pursuant to the Limited Liability Company Agreement, as amended and restated on December 6, 2023 (the "Third A&R LLC Agreement"), the Investment Adviser elected to extend the Closing Period from 24 months to 30 months after the initial closing of the Private Offering. As a result of the foregoing, the Company extended the end of the period during which it held subsequent closings from May 4, 2024 to November 4, 2024.
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
As of September 30, 2025, the Company's top five industry concentrations were software, business services, healthcare, financial services and consumer services.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2025 and December 31, 2024. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-

in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2025, the Company recognized PIK interest from investments of $1,085 and $3,299, respectively, and PIK dividends from investments of $206 and $583, respectively. For the three and nine months ended September 30, 2024 , the Company recognized PIK interest from investments of $1,233 and $3,595, respectively, and PIK dividends from investments of $84 and $159, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2025 and December 31, 2024, there were 0 and 1 investments on non-accrual status, respectively.
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
For the three and nine months ended September 30, 2025, the Company recognized total current income tax expenses of approximately $67 and $232, respectively, and total deferred income tax provision of approximately $88 and $263, respectively, for the Company's consolidated subsidiaries. For both the three and nine months ended September 30, 2024, the Company recognized a total income tax provision of approximately $1 for the Company's consolidated subsidiaries.
As of September 30, 2025 and December 31, 2024, the Company had $320 and $57, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for the U.S. federal income tax purposes as compared to GAAP.
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

Note 3. Investments
At September 30, 2025, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,526,780	$1,527,836
Second lien	53,738	54,930
Subordinated	14,716	14,958
Structured finance obligations	1,996	2,012
Equity and other	31,420	31,718
Total investments	$1,628,650	$1,631,454
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$726,936	$727,458
Business Services	453,384	455,758
Healthcare	142,973	143,291
Financial Services	138,752	139,290
Consumer Services	87,817	87,270
Education	43,573	42,822
Food & Beverage	14,223	14,215
Business Products	8,120	8,406
Distribution & Logistics	6,970	7,023
Packaging	3,906	3,909
Investment Fund	1,996	2,012
Total investments	$1,628,650	$1,631,454
At December 31, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,418,372	$1,429,258
Second lien	38,723	40,992
Subordinated	13,340	13,420
Structured finance obligations	1,996	1,996
Equity and other	31,288	30,957
Total investments	$1,503,719	$1,516,623

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$677,243	$681,187
Business Services	431,330	433,473
Healthcare	136,446	137,175
Financial Services	92,014	92,168
Consumer Services	76,470	76,941
Education	43,093	44,462
Food & Beverage	37,825	41,850
Distribution & Logistics	5,456	5,520
Investment Fund	1,996	1,996
Packaging	1,846	1,851
Total investments	$1,503,719	$1,516,623
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of September 30, 2025:

	Total	Level I	Level II	Level III
First lien	$1,527,836	$—	$97,931	$1,429,905
Second lien	54,930	—	10,001	44,929
Subordinated	14,958	—	—	14,958
Structured finance obligations	2,012	—	—	2,012
Equity and other	31,718	—	—	31,718
Total investments	$1,631,454	$—	$107,932	$1,523,522
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2024:

	Total	Level I	Level II	Level III
First lien	$1,429,258	$—	$157,044	$1,272,214
Second lien	40,992	—	19,863	21,129
Subordinated	13,420	—	—	13,420
Structured finance obligations	1,996	—	1,996	—
Equity and other	30,957	—	—	30,957
Total investments	$1,516,623	$—	$178,903	$1,337,720

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, June 30, 2025	$1,552,321	$1,468,511	$35,575	$14,530	$2,006	$31,699
Total gains or losses included in earnings:
Net realized gains (losses) on investments	2	—	—	—	—	2
Net change in unrealized appreciation (depreciation) of investments	1,085	922	54	34	6	69
Purchases, including capitalized PIK and revolver fundings	172,350	162,447	9,464	394	—	45
Proceeds from sales and paydowns of investments	(179,375)	(171,920)	(7,358)	—	—	(97)
Transfers into Level III(1)	7,194	—	7,194	—	—	—
Transfers out of Level III(1)	(30,055)	(30,055)	—	—	—	—
Fair Value, September 30, 2025	$1,523,522	$1,429,905	$44,929	$14,958	$2,012	$31,718
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,089	$927	$54	$34	$5	$69

(1)     As of September 30, 2025, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, June 30, 2024	$858,720	$826,750	$18,016	$12,587	$1,367
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation) of investments	74	(42)	60	49	7
Purchases, including capitalized PIK and revolver fundings	320,404	304,067	1,270	354	14,713
Proceeds from sales and paydowns of investments	(40,465)	(40,412)	—	(53)	—
Transfers out of Level III(1)	(26,096)	(26,096)	—	—	—
Fair Value, September 30, 2024	$1,112,637	$1,064,267	$19,346	$12,937	$16,087
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$74	$(42)	$60	$49	$7

(1)     As of September 30, 2024, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, December 31, 2024	$1,337,720	$1,272,214	$21,129	$13,420	$—	$30,957
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(466)	(478)	—	—	—	12
Net change in unrealized appreciation (depreciation) of investments	857	517	(478)	173	16	629
Purchases, including capitalized PIK and revolver fundings(1)	437,103	423,070	11,773	1,365	—	895
Proceeds from sales and paydowns of investments(1)	(308,394)	(300,261)	(7,358)	—	—	(775)
Transfers into Level III(2)	82,421	60,562	19,863	—	1,996	—
Transfers out of Level III(2)	(25,719)	(25,719)	—	—	—	—
Fair Value, September 30, 2025	$1,523,522	$1,429,905	$44,929	$14,958	$2,012	$31,718
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$430	$90	$(478)	$173	$16	$629

(1) Includes non-cash reorganizations and restructurings.
(2) As of September 30, 2025, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2023	$475,705	$459,051	$8,678	$6,610	$1,366
Total gains or losses included in earnings:
Net realized (losses) gains on investments	14	14	—	—	—
Net change in unrealized appreciation (depreciation) of investments	3,136	2,889	190	101	(44)
Purchases, including capitalized PIK and revolver fundings	753,056	721,534	10,478	6,279	14,765
Proceeds from sales and paydowns of investments	(120,826)	(120,773)	—	(53)	—
Transfers into Level III(1)	18,729	18,729	—	—	—
Transfers out of Level III(1)	(17,177)	(17,177)	—	—	—
Fair value, September 30, 2024	$1,112,637	$1,064,267	$19,346	$12,937	$16,087
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$2,995	$2,748	$190	$101	$(44)

(1) As of September 30, 2024, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three and nine months ended September 30, 2025 and September 30, 2024. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the Market Based Approach as of September 30, 2025 and December 31, 2024, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the Income Based Approach as of September 30, 2025 and December 31, 2024, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2025 were as follows:

				Range
Type	Fair Value as of September 30, 2025	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,380,617	Market & income approach	EBITDA multiple	7.0x	31.0x	16.9x
			Revenue multiple	3.0x	26.0x	10.3x
			Discount rate	6.1%	17.7%	8.4%
	49,288	Other	N/A (2)	N/A	N/A	N/A
Second lien	44,929	Market & income approach	EBITDA multiple	21.0x	21.0x	21.0x
			Discount rate	8.6%	10.6%	9.9%
Subordinated	14,958	Market & income approach	EBITDA multiple	9.0x	20.0x	15.9x
			Discount rate	12.0%	14.0%	13.2%
Structured finance obligations	2,012	Market & income approach	Discount rate	10.9%	10.9%	10.9%
Equity and other	31,718	Market & income approach	EBITDA multiple	9.0x	21.0x	17.7x
			Revenue multiple	3.0x	4.0x	3.4x
			Discount rate	11.4%	14.5%	12.5%
	$1,523,522

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

The following are the principal amounts and fair values of the Company’s borrowings as of September 30, 2025 and December 31, 2024. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	September 30, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
UBS Credit Facility	$327,000	$331,211	$262,500	$267,403
Wells Credit Facility	494,500	496,555	437,200	446,969
Total	$821,500	$827,766	$699,700	$714,372
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
For both the three and nine months ended September 30, 2025 and September 30, 2024, there were no incentive fees waived by the Investment Adviser. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For both the three and nine months ended September 30, 2025 and September 30, 2024, there were no reimbursements paid by the Company to the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the Company's outstanding Units.

The following table summarizes the management fees and incentive fees incurred by the Company for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Management fee	$2,504	$2,529	$7,236	$5,060
Less: management fee waiver	(24)	(617)	(45)	(695)
Net management fee	2,480	1,912	7,191	4,365
Income based incentive fee	$3,953	$2,701	$11,813	$6,800
Capital gains incentive fee	$(373)	$(102)	$(1,671)	$218
As of September 30, 2025 and December 31, 2024, $236 and $1,907, respectively, of incentive fees on capital gains were accrued but are not payable under the Investment Management Agreement by the Company, as return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement"), under which the Administrator provides administrative services to the Company for its day-to-day operations. The Administration Agreement was most recently re-approved by the Company's board of directors on January 29, 2025 for a period of 12 months commencing on March 1, 2025. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2025, approximately $257 and $828, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. For the three and nine months ended September 30, 2024, approximately $225 and $608, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of September 30, 2025 and December 31, 2024, approximately $257 and $242, respectively, of indirect administrative expenses were included in payable to affiliates.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandate. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Investment Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the board of directors and other conditions. On May 13, 2025, the Company, the Investment Adviser and certain of their affiliates were granted a new order for exemptive relief (the “Exemptive Order”) by the SEC, that replaces the prior exemptive relief, for the Company to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the board of directors make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis. Pursuant to the Exemptive Order, the board of directors will oversee the Company’s participation in the co-investment program. As required by the Exemptive Order, the Company has adopted, and the board of directors has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the board of directors.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense	$919	$2,143	$1,216	$6,054
Amortization of financing costs	$—	$74	$2	$127
Weighted average interest rate	7.2%	8.1%	7.2%	8.2%
Effective interest rate	7.2%	8.4%	7.2%	8.4%
Average debt outstanding	$50,408	$104,865	$22,462	$98,529
As of both September 30, 2025 and December 31, 2024, there was no outstanding balance on the BMO Subscription Line and the Company was in compliance with the applicable covenants of the Loan Authorization Agreement on such dates.
UBS Credit Facility—On January 25, 2023, the Company's wholly-owned subsidiary, GIV SPV, entered into a Loan and Security Agreement (as amended from time to time, the "UBS Loan and Security Agreement"), by and among GIV SPV, as the borrower, the Company as collateral manager and equityholder, the lenders from time to time party thereto, UBS AG London Branch ("UBS"), as the administrative agent, U.S. Bank Trust Company, National Association as the collateral agent, and U.S. Bank National Association as the document custodian, which is structured as a secured revolving credit facility (the "UBS Credit Facility"). As of September 30, 2025, the UBS Credit Facility will mature on January 25, 2029 and has a maximum facility amount of $350,000. Under the UBS Credit Facility, GIV SPV is permitted to borrow up to 30.0%, 40.0%, 50.0%, 65.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by UBS. The UBS Credit Facility is collateralized by all of the investments of GIV SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the UBS Credit Facility are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the UBS Credit Facility. The UBS Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIV SPV investments, but rather to the performance of the underlying portfolio companies.

As of September 30, 2025, the UBS Credit Facility bears interest at a rate of Term SOFR plus 2.35% per annum. Prior to the amendment on November 7, 2024, the UBS Credit Facility bore interest at a rate of Term SOFR plus 2.85% per annum. The UBS Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the UBS Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the UBS Credit Facility for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense	$5,204	$5,102	$14,111	$15,441
Non-usage fee	$56	$6	$266	$6
Amortization of financing costs	$96	$88	$286	$262
Weighted average interest rate	6.7%	8.1%	6.7%	8.2%
Effective interest rate	6.9%	8.3%	6.9%	8.3%
Average debt outstanding	$305,370	$245,126	$278,815	$248,364
As of September 30, 2025 and December 31, 2024, the outstanding balance on the UBS Credit Facility was $327,000 and $262,500, respectively, and GIV SPV was in compliance with the applicable covenants of the UBS Loan and Security Agreement on such dates.
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
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024(1)
Interest expense	$7,921	$4,642	$23,307	$6,041
Non-usage fee	$19	$14	$91	$57
Amortization of financing costs	$318	$139	$890	$198
Weighted average interest rate	6.4%	7.6%	6.5%	7.6%
Effective interest rate	6.7%	7.9%	6.7%	7.9%
Average debt outstanding	$484,717	$238,543	$475,686	$218,114

(1) For the nine months ended September 30, 2024, amounts represent the period from May 23, 2024 to September 30, 2024.
As of September 30, 2025 and December 31, 2024, the outstanding balance on the Wells Credit Facility was $494,500 and $437,200, respectively, and GIV Holdings was in compliance with the applicable covenants of the Wells Loan and Security Agreement on such dates.

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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2025, the Company had unfunded commitments on revolving credit facilities of $107,974, no outstanding bridge financing commitments, and other future funding commitments of $192,270. As of December 31, 2024, the Company had unfunded commitments on revolving credit facilities of $83,365, no outstanding bridge financing commitments, and other future funding commitments of $202,467. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the BMO Subscription Line, UBS Credit Facility and Wells Credit Facility as of September 30, 2025 and December 31, 2024. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2025 and December 31, 2024, the Company had commitment letters to purchase investments in the aggregate par amount of $89,024 and $55,585, respectively, which could require funding in the future.

Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to Subscription Agreements for the nine months ended September 30, 2025.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
September 16, 2025	September 30, 2025	6,039,480	$60,395
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2024.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
March 14, 2024	March 28, 2024	9,788,500	$97,885
June 13, 2024	June 28, 2024	8,152,250	81,523
August 28, 2024	September 12, 2024	21,596,905	215,969
		39,537,655	395,377

The following table reflects the distributions declared on the Units for the nine months ended September 30, 2025.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 25, 2025	March 28, 2025	April 21, 2025	$0.267
June 23, 2025	June 27, 2025	July 21, 2025	0.286
September 22, 2025	September 29, 2025	October 20, 2025	0.274
			$0.827

    The following table reflects the distributions declared on the Units for the nine months ended September 30, 2024.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 20, 2024	March 27, 2024	April 19, 2024	$0.362
June 25, 2024	June 27, 2024	July 19, 2024	0.364
September 11, 2024	September 11, 2024	October 18, 2024	0.271
September 11, 2024	September 30, 2024	October 18, 2024	0.041
			$1.038
Note 10. Earnings (Loss) Per Unit
The following information sets forth the computation of basic net increase (decrease) in the Company's members' capital per unit resulting from operations for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Earnings (Loss) per unit—basic & diluted
Numerator for basic & diluted earnings (loss) per unit:	$20,097	$14,592	$57,520	$39,627
Denominator for basic & diluted weighted average unit:	81,040,010	49,342,936	80,996,486	37,946,534
Basic & diluted earnings (loss) per unit:	$0.25	$0.30	$0.71	$1.04

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2025 and September 30, 2024.

	Nine Months Ended
	September 30, 2025	September 30, 2024
Per unit data(1):
Members' capital, December 31, 2024 and December 31, 2023, respectively	$10.13	$10.27
Net investment income (loss)	0.85	1.01
Net realized and unrealized gains (losses)	(0.13)	0.03
Total net increase (decrease)	0.72	1.04
Net increase (decrease) in members' capital from capital transactions	(0.01)	(0.14)
Distributions declared to unitholders from net investment income	(0.83)	(1.04)
Members' capital, September 30, 2025 and September 30, 2024, respectively	$10.01	$10.13
Total return based on members' capital(2)	7.17%	9.02%
Units outstanding at end of period	87,013,843	66,479,611
Average weighted units outstanding for the period	80,996,486	37,946,534
Average members' capital for the period	$817,084	$388,254
Ratio to average members' capital:
Net investment income (loss)(3)	11.23%	13.20%
Total expenses, before waivers(3)	10.04%	14.76%
Total expenses, net of waivers(3)	10.03%	14.52%

Average debt outstanding—Wells Credit Facility(4)	$475,686	$218,114
Average debt outstanding—BMO Subscription Line	$22,462	$98,529
Average debt outstanding—UBS Credit Facility	$278,815	$248,364
Asset coverage ratio	206.03%	197.65%
Portfolio turnover	21.72%	16.48%

Capital Commitments	$1,207,896	$1,207,896
Funded Capital Commitments	$869,685	$664,343
% of Capital Commitments funded	72.00%	55.00%

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
(4)For the nine months ended September 30, 2024, average debt outstanding represents the period from May 23, 2024 (commencement of the Wells Credit Facility) to September 30, 2024.
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
Note 14. Subsequent Events
On November 4, 2025, the Company entered into the Third Amendment to the UBS Loan and Security Agreement (the "Third Amendment") by and among GIV SPV, as the borrower, the Company, as collateral manager, equityholder, and seller, the lenders from time to time party thereto, UBS AG London Branch, as the administrative agent, U.S. Bank Trust Company, National Association, as the collateral agent, and U.S. Bank National Association as the document custodian. The Third Amendment amended the UBS Credit Facility to, among other things: (i) extend the Facility Maturity Date (as defined in the Third Amendment) from January 2029 to November 2030; (ii) increase the maximum facility amount from $350,000 to $400,000; and (iii) modify the applicable spread used to determine the per annum interest rate payable under the UBS Credit Facility from 2.35% to 2.00%.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of New Mountain Guardian IV BDC, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian IV BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of September 30, 2025, the related consolidated statements of operations and changes in members’ capital for the three-month and nine-month periods ended September 30, 2025 and 2024, the consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
November 12, 2025

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
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with approximately $60 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services.
We conducted a private offering (the "Private Offering") of units of our limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (each, a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 24-month period following the initial closing of Capital Commitments, which occurred on May 4, 2022 (the "Closing Period"). On April 15, 2024, pursuant to our Limited Liability Company Agreement, as amended and restated on December 6, 2023 (the "Third A&R LLC Agreement"), the Investment Adviser elected to extend the Closing Period from 24 months to 30 months after the initial closing of the Private Offering. As a result of the foregoing, we extended the end of the period during which we held subsequent closings from May 4, 2024 to November 4, 2024. At the end of the Closing Period, we had aggregate Capital Commitments from investors of $1.2 billion. We accepted and drew down on Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments after the Closing Period. We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on May 9, 2022 (the "Initial Drawdown"). The investment period began on May 4, 2022 and will continue until November 4, 2028, the four-year anniversary of the end of the Closing Period (the "Investment Period"). Our term is until November 4, 2030, six years from the end of the Closing Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors.
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
As of September 30, 2025, our top five industry concentrations were software, business services, healthcare, financial services and consumer services.
As of September 30, 2025, our members' capital was approximately $871.0 million and our portfolio had a fair value of approximately $1,631.5 million in 123 portfolio companies.
Recent Developments
On November 4, 2025, we entered into the Third Amendment to the UBS Loan and Security Agreement (the "Third Amendment") by and among GIV SPV, as the borrower, us, as collateral manager, equityholder, and seller, the lenders from time to time party thereto, UBS AG London Branch, as the administrative agent, U.S. Bank Trust Company, National Association, as the collateral agent, and U.S. Bank National Association as the document custodian. The Third Amendment amended the UBS Credit Facility to, among other things: (i) extend the Facility Maturity Date (as defined in the Third Amendment) from January 2029 to November 2030; (ii) increase the maximum facility amount from $350.0 million to $400.0 million; and (iii) modify the applicable spread used to determine the per annum interest rate payable under the UBS Credit Facility from 2.35% to 2.00%.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of September 30, 2025.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2025.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2025 we recognized PIK interest from investments of $1.1 million and $3.3 million, respectively, and PIK dividends from investments of $0.2 million and $0.6 million, respectively. For the three and nine months ended September 30, 2024 we recognized PIK interest from investments of $1.2 million and $3.6 million, respectively, and PIK dividends from investments of $0.1 million and $0.2 million, respectively.

Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2025 and December 31, 2024, there were 0 and 1 investments on non-accrual status, respectively.
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
•Orange – 2C and 1B
•Red – 1C

The following table shows the Risk Ratings of our portfolio companies as of September 30, 2025:

(in millions)	As of September 30, 2025
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$1,620.7	99.5%	$1,623.9	99.5%
Yellow	8.0	0.5%	7.6	0.5%
Orange	—	—%	—	—%
Red	—	—%	—	—%
	$1,628.7	100.0%	$1,631.5	100.0%
As of September 30, 2025, all investments in our portfolio had a Green Risk Rating, with the exception of 3 portfolio companies that had a Yellow Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $1,631.5 million in 123 portfolio companies at September 30, 2025 and approximately $1,516.6 million in 112 portfolio companies at December 31, 2024.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2025 and September 30, 2024:

	Nine Months Ended
(in millions)	September 30, 2025	September 30, 2024
Investments in 75 and 85, respectively, new and existing portfolio companies	$451.4	$778.1
Debt repayments in existing portfolio companies	(328.7)	(112.1)
Sales of securities in 4 and 2 portfolio companies, respectively	(11.2)	(11.7)
Change in unrealized appreciation on 39 and 55 portfolio companies, respectively	3.5	4.8
Change in unrealized depreciation on 93 and 52 portfolio companies, respectively	(13.6)	(3.3)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.

Results of Operations for the Three Months Ended September 30, 2025 and September 30, 2024
Revenue

	Three Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Total interest income	$42,274	$30,644
Dividend income	870	84
Fee income	1,460	2,340
Total investment income	$44,604	$33,068
Our total investment income increased by approximately $11.5 million, or 35%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. For the three months ended September 30, 2025, total investment income of approximately $44.6 million consisted of approximately $38.4 million in cash interest from investments, approximately $1.1 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $2.7 million, approximately $0.9 million in dividends from investments and approximately $1.5 million in fee income.
The increase in interest income of approximately $11.6 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily attributable to our increasing invested balances during the period. Fee income during the three months ended September 30, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and amendment fees received from 16 different portfolio companies.
Operating Expenses

	Three Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Management fee	$2,504	$2,529
Less: management fee waiver	(24)	(617)
Net management fee	2,480	1,912
Interest and other financing expenses	14,574	12,231
Income based incentive fee	3,953	2,701
Administrative expenses	633	533
Professional fees	365	313
Organizational and offering expenses	—	8
Capital gains incentive fee	(373)	(102)
Other general and administrative expenses	125	62
Net expenses before income taxes	21,757	17,658
Income tax expense	67	—
Net expenses after income taxes	$21,824	$17,658
Our total net operating expenses increased by approximately $4.2 million or 25% for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Our net management fee increased by approximately $0.6 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, which was primarily attributable to larger managed and invested capital balances. Our income based incentive fee increased by approximately $1.3 million and our capital gains incentive fee decreased by approximately $0.3 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase in income based incentive fees was attributable to income earned on our larger managed and invested capital balances over the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease in capital gains incentive fees was due to the reduction of the accrual for hypothetical gains recognized as if the portfolio was sold at fair value in accordance with GAAP which was driven by the net depreciation on the portfolio for the three months ended September 30, 2025. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than the cumulative amount in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized and distributions are greater than contributions.

Interest and other financing expenses increased by approximately $2.3 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to higher drawn balances on our Wells Credit Facility and UBS Credit Facility.
Our total administrative expenses, professional fees and other general and administrative expenses increased by approximately $0.2 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 due to the continued ramp up of investment operations and larger managed and invested capital balances.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Net realized gains (losses) on investments	$18	$(195)
Net change in unrealized appreciation (depreciation) of investments	(2,613)	(622)
(Provision) benefit for taxes	(88)	(1)
Net realized and unrealized gains (losses)	$(2,683)	$(818)
Our net realized gain and unrealized depreciation resulted in a net loss of approximately $2.7 million for the three months ended September 30, 2025 as compared to a net realized loss and unrealized depreciation resulting in a net loss of approximately $0.8 million for the three months ended September 30, 2024. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended September 30, 2025 was primarily driven by the overall decrease in market prices of our investments during the period and material accelerated amortization realized on our investments in Syndigo LLC and CommerceHub, Inc. due to early repayments received during the period. The net loss for the three months ended September 30, 2024 was primarily driven by the sale of Optiv Parent Inc. at a loss and amortization recognized on our investments during the period.
Results of Operations for the Nine Months Ended September 30, 2025 and September 30, 2024
Revenue

	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Total interest income	$123,669	$74,365
Dividend income	2,565	159
Fee income	3,703	6,038
Total investment income	$129,937	$80,562
Our total investment income increased by approximately $49.4 million, or 61%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. For the nine months ended September 30, 2025, total investment income of approximately $129.9 million consisted of approximately $110.8 million in cash interest from investments, approximately $3.3 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $9.5 million, approximately $2.6 million in dividends from investments and approximately $3.7 million in fee income.
The increase in interest income of approximately $49.4 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily attributable to our increasing invested balances during the period. Fee income during the nine months ended September 30, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment and ticking fees received from 34 different portfolio companies.

Operating Expenses

	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Management fee	$7,236	$5,060
Less: management fee waiver	(45)	(695)
Net management fee	7,191	4,365
Interest and other financing expenses	40,287	28,213
Income based incentive fee	11,813	6,800
Administrative expenses	1,957	1,378
Professional fees	1,202	931
Organizational and offering expenses	21	161
Capital gains incentive fee	(1,671)	218
Other general and administrative expenses	281	173
Net expenses before income taxes	61,081	42,239
Income tax expense	232	—
Net expenses after income taxes	$61,313	$42,239
Our total net operating expenses increased by approximately $19.1 million or 45% for the nine months ended September 30, 2025 as compared to the nine months ended ended September 30, 2024. Our net management fee increased by approximately $2.8 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, which was primarily attributable to larger managed and invested capital balances. Our income based incentive fee increased by approximately $5.0 million and our capital gains incentive fee decreased by approximately $1.9 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase in income based incentive fees was attributable to income earned on our larger managed and invested capital balances over the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decrease in capital gains incentive fees was due to the reduction of the accrual for hypothetical gains recognized as if the portfolio was sold at fair value in accordance with GAAP which was driven by the net depreciation on the portfolio for the nine months ended September 30, 2025. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than the cumulative amount in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized and distributions are greater than contributions.
Interest and other financing expenses increased by approximately $12.1 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to higher drawn balances on our Wells Credit Facility and UBS Credit Facility.
Our total administrative expenses, professional fees and other general and administrative expenses increased by approximately $1.0 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 due to the continued ramp up of investment operations and larger managed and invested capital balances.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Net realized gains (losses) on investments	$(741)	$(215)
Net change in unrealized appreciation (depreciation) of investments	(10,100)	1,520
(Provision) benefit for taxes	(263)	(1)
Net realized and unrealized gains (losses)	$(11,104)	$1,304
Our net realized loss and unrealized depreciation resulted in a net loss of approximately $11.1 million for the nine months ended September 30, 2025 as compared to a net realized loss and unrealized appreciation resulting in a net gain of approximately $1.3 million for the nine months ended September 30, 2024. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the nine months ended September 30, 2025 was primarily driven by the overall decrease in market prices of our investments during the period, realized losses in Barracuda Parent, LLC and KWOR Acquisition, Inc. and material accelerated amortization realized on our investments in Sierra Enterprises, LLC, Syndigo LLC and CommerceHub, Inc. due to early repayments received during the period. The net gain for the nine months ended September 30, 2024 was primarily driven by the overall increase in market prices of our investments during the period, partially offset by realized losses on two positions.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) drawing down capital in respect of our Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of September 30, 2025, our asset coverage ratio was 206.0%.
Since our inception on March 18, 2022, we have entered into Subscription Agreements with several investors on various dates. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On September 30, 2025 and December 31, 2024, we had aggregate capital commitments accepted and undrawn capital commitments from investors as follows:

(in millions)	September 30, 2025	December 31, 2024
Capital Commitments	$1,207.9	$1,207.9
Unfunded Capital Commitments	338.2	398.6
% of Capital Commitments funded	72.0%	67.0%
As of September 30, 2025, our borrowings consisted of the UBS Credit Facility and the Wells Credit Facility. As of December 31, 2024, our borrowings consisted of the UBS Credit Facility and Wells Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information.
As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $90.9 million and $19.9 million, respectively. Our cash used in operating activities for the nine months ended September 30, 2025 and September 30, 2024 was approximately $65.2 million and $561.9 million, respectively. We expect that all current liquidity needs will be met with cash flows from drawdowns on Capital Commitments, investments and operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the balance sheet. As of September 30, 2025 and December 31, 2024, we had outstanding commitments to third parties to fund investments totaling $300.2 million and $285.8 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2025 and December 31, 2024, we had commitment letters to purchase investments in the aggregate par amount of $89.0 million and $55.6 million, respectively, which could require funding in the future. As of September 30, 2025 and December 31, 2024, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2025 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$—	$—	$—	$—	$—
UBS Credit Facility (2)	327.0	—	—	327.0	—
Wells Credit Facility (3)	494.5	—	—	494.5	—
Total Contractual Obligations	$821.5	$—	$—	$821.5	$—

(1)Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($0.0 million as of September 30, 2025) are due on BMO's demand within 15 business days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line will terminate when all Capital Commitments have been funded. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the BMO Subscription Line.
(2)Under the terms of the $350.0 million UBS Credit Facility, all outstanding borrowings under that facility ($327.0 million as of September 30, 2025) must be repaid on or before January 25, 2029. As of September 30, 2025, there was approximately $23.0 million of possible capacity remaining under the UBS Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the UBS Credit Facility.
(3)Under the terms of the $500.0 million Wells Credit Facility, all outstanding borrowings under that facility ($494.5 million as of September 30, 2025) must be repaid on or before March 31, 2030. As of September 30, 2025, there was approximately $5.5 million of possible capacity remaining under the Wells Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the Wells Credit Facility.
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
If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we receive under the Investment Management Agreement and the Administration Agreement.
Distributions and Dividends
Distributions declared to unitholders for the nine months ended September 30, 2025 totaled approximately $67.0 million.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2025, approximately $0.3 million and $0.8 million, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of September 30, 2025, approximately $0.3 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statement of Assets, Liabilities and Members' Capital.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We, the Investment Adviser and certain of our affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of ours subject to various approvals of our board of directors and other conditions. On May 13, 2025, we, the Investment Adviser and certain of our affiliates were granted a new order for exemptive relief (the “Exemptive Order”) by the SEC, that replaces the prior exemptive relief, for us to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, we generally are permitted to co-invest with certain affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of our board of directors make certain findings (1) in most instances when we co-invest with its affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis. Pursuant to the Exemptive Order, our board of directors will oversee our participation in the co-investment program. As required by the Exemptive Order, we have adopted, and our board of directors has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and our Chief Compliance Officer will provide reporting to our board of directors.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve decreased interest rates by 0.25% in September and October of 2025 and previously held interest rates steady in the first and second quarters of 2025. The Federal Reserve has indicated it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which would also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the nine months ended September 30, 2025, certain of the loans held in our portfolio had floating Prime or SOFR interest rates. As of September 30, 2025, approximately 97.15% of our investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 2.85% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on the floating SOFR and Prime interest rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2025. Interest expense is calculated based on the terms of our UBS Credit Facility, Wells Credit Facility and BMO Subscription Line. For our borrowings, we use the outstanding balance as of September 30, 2025. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2025, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–200 Basis Points	(14.75)%
–150 Basis Points	(11.06)%
–100 Basis Points	(7.37)%
–50 Basis Points	(3.69)%
+50 Basis Points	3.69%
+100 Basis Points	7.37%
+150 Basis Points	11.06%
+200 Basis Points	14.75%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2025. From time to time, we or our consolidated subsidiaries may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Company-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2025 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
10.1
Third Amendment to the Loan and Security Agreement by and among New Mountain Guardian IV SPV, L.L.C., as the borrower, New Mountain Guardian IV BDC, L.L.C., as collateral manager, equityholder, and seller, the lenders from time to time party thereto, UBS AG London Branch, as the administrative agent, U.S. Bank Trust Company, National Association, as the collateral agent, and U.S. Bank National Association, as the document custodian, dated November 4, 2025*

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
(2)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s Current Report on Form 8-K filed on December 6, 2023.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2025.

NEW MOUNTAIN GUARDIAN IV BDC, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer