Form 10-K
period 2025-12-31
New Mountain Guardian IV BDC, L.L.C.
filed 2026-03-04
CIK 1925531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2025

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of March 4, 2026 was 120,834,931. As of June 30, 2025, there was no established public market for the registrant's limited liability company units.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

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
As of December 31, 2025, our top five industry concentrations were business services, software, financial services & technology, healthcare and consumer services. At December 31, 2025, our portfolio consisted of 131 portfolio companies and was invested 94.8% in first lien loans, 2.7% in second lien loans, 0.8% in subordinated loans, 0.1% in structured finance obligations and 1.6% in equity and other, as measured at fair value, versus 112 portfolio companies invested 94.3% in first lien loans, 2.7% in second lien loans, 0.9% in subordinated loans, 0.1% in structured finance obligations and 2.0% in equity and other, as measured at fair value at December 31, 2024.
The fair value of our investments, as determined in good faith by our board of directors ("Board"), was approximately $2,006.9 million in 131 portfolio companies at December 31, 2025 and approximately $1,516.6 million in 112 portfolio companies at December 31, 2024. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -Portfolio and Investment Activity in this Annual Report on Form 10-K for details.

The following summarizes our ten largest portfolio company investments and the top ten industries in which we were invested as of December 31, 2025, calculated as a percentage of fair value as of December 31, 2025:

Portfolio Company	Percent of Total Investments at Fair Value
HIG Intermediate, Inc. / HIG Operations Holdings, Inc.	2.1%
Viper Bidco, Inc.	2.1%
WEG Sub Intermediate Holdings, LLC / Wealth Enhancement Group, LLC	2.0%
Coupa Holdings, LLC	1.9%
Anaplan, Inc.	1.9%
OEC Holdco, LLC	1.9%
Associations Finance, Inc. / Associations, Inc.	1.8%
MAI Capital Management Intermediate LLC	1.7%
Jeppesen Holdings, LLC	1.7%
Businessolver.com, Inc.	1.7%
18.8%

Industry Type	Percent of Total Investments at Fair Value
Business Services	36.3%
Software	28.9%
Financial Services & Technology	14.3%
Healthcare	10.6%
Consumer Services	5.0%
Education	2.1%
Business Products	1.2%
Food & Beverage	0.7%
Packaging	0.5%
Distribution & Logistics	0.3%
99.9%
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
•Private equity sponsorship. We generally seek to invest in companies in conjunction with private equity sponsors who we know and trust and who have proven capabilities in building value.
•Seasoned management team. We generally require that portfolio companies have a seasoned management team with strong corporate governance. Oftentimes we have a historical relationship with or direct knowledge of key managers from previous investment experience.
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
Investment Committee
The Investment Adviser is managed by a six member Investment Committee, which is responsible for approving purchases and sales of our investments above $10.0 million in the aggregate by a single issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, Adam B. Weinstein, Laura C. Holson and John R. Kline. The sixth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. Robert Mulcare served on the Investment Committee from August 2024 to July 2025. Beginning in August 2025, Harris Kealey was appointed to the Investment Committee for a one year term. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $10.0 million may be approved by our chief executive officer. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
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
First lien and unitranche loans, second lien loans, subordinated loans and bonds generally have terms of four to seven years, provide for a variable or fixed interest rate and may contain prepayment penalties. First lien loans are secured by a first priority security interest in all existing and future assets of the borrower. Our first lien loans may include traditional first lien senior secured loans or unitranche loans. We invest a significant portion of our portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first-lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt according to the combination of loan characteristics of the unitranche loan. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the "last out" tranche. We generally do not hold any last out positions. Second lien loans are secured by a second priority interest and subordinated loans are generally unsecured. Our loan and bond investments may include payment‑in‑kind ("PIK") interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity. In some cases, our investments may also include equity interests.
In addition, from time to time we may also enter into revolving credit facilities, bridge financing commitments, delayed draw commitments or other commitments which can result in providing future financing to a portfolio company. When we make a debt investment, we may be granted equity in the portfolio company in the same class of security as the sponsor receives upon funding.
We may make investments through wholly owned subsidiaries. Such subsidiaries are expected to be organized as corporations or limited liability companies and will not be registered under the 1940 Act. These subsidiaries may be formed to obtain favorable tax benefits or to obtain financing on favorable terms due to their bankruptcy‑remote characteristics. Our Board has oversight responsibility for our investment activities, including our investment in any subsidiary, and our role as sole shareholder of any subsidiary. To the extent applicable to the investment activities of a subsidiary, the subsidiary will follow the same compliance policies and procedures as we do. We would "look through" any such subsidiary to determine compliance with our investment policies.
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
As a BDC, we will not generally be permitted to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently have an investment or make any co‑investments with the Investment Adviser or its affiliates without an exemptive order from the SEC. On May 15, 2025, we, the Investment Adviser and certain of our affiliates were granted a new order for exemptive relief (the "Exemptive Order"). Pursuant to such Exemptive Order, we generally are permitted to co-invest in certain negotiated transactions with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where an affiliate of ours has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis or is a sale of a tradeable security. Pursuant to the Exemptive Order, the Board oversees our participation in the co-investment program. As required by the Exemptive Order, we have adopted, and our Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and our Chief Compliance Officer will provide reporting to our Board.
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
In addition, as a BDC, we are not permitted to issue Units in consideration for services provided to us.
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
The Private Offering
We conducted a private offering (the "Private Offering") of our Units to investors in reliance on exemptions from the registration requirements of the Securities Act. Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 24-month period following the initial closing of Capital Commitments, which occurred on May 4, 2022 (the "Closing Period"). On April 15, 2024, pursuant to our Limited Liability Company Agreement, as amended and restated on December 6, 2023 (the "Third A&R LLC Agreement"), the Investment Adviser elected to extend the Closing Period from 24 months to 30 months after the initial closing of the Private Offering. As a result of the foregoing, we extended the end of the period during which we held subsequent closings from May 4, 2024 to November 4, 2024. At the end of the Closing Period, we had aggregate Capital Commitments from investors of $1.2 billion. We accepted and drew down on Capital Commitments from investors throughout and after the Closing Period. The final drawdown of Capital Commitments closed on December 30, 2025. We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering (the "Initial Drawdown"), which occurred on May 9, 2022 (the "Initial Drawdown Date"). The investment period began on May 4, 2022 and will continue until November 4, 2028, the four‑year anniversary of the end of the Closing Period (the "Investment Period"). Our term is until November 4, 2030, six years from the end of the Closing Period, subject to (i) a one-year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one-year extension as determined by our Board (the eight year period and any successive extensions, the "Term").
We have entered into separate subscription agreements with one or more investors providing for the private placement of Units pursuant to the Private Offering. As of December 31, 2025, we had aggregate Capital Commitments accepted from investors of $1,207.9 million, which were fully drawn.
Investors were required to make capital contributions to purchase Units at a specified time (subject to applicable cure periods) each time we delivered a drawdown notice, which were issued based on our anticipated investment activities and capital needs, in an aggregate amount not exceeding each investor's respective Capital Commitment to purchase Units pursuant to a Subscription Agreement entered into with us. Holders of Capital Commitments with the lowest Contribution Capital Percentage (as defined below) were first required to purchase our Units until all holders of Capital Commitments had the same Contributed Capital Percentage (as defined below), and purchases were then made pro rata in accordance with remaining Capital Commitments. As a result, for Capital Commitments, purchases of our Units were generally made first by holders with the largest percentage of their Capital Commitments undrawn (i.e., a catch-up purchase) and then, once all holders had the same percentage of undrawn Capital Commitments outstanding, pro rata in accordance with remaining Capital Commitments of all investors. "Contributed Capital Percentage" means, with respect to an investor holding Capital Commitments, the percentage determined by dividing such investor's Contributed Capital (as defined below) by such investor's total Capital Commitments (whether or not funded). "Contributed Capital" means, with respect to an investor holding Capital Commitments, the aggregate amount of capital contributions from such investor's Capital Commitments that has been funded by such investor to purchase Units. For the avoidance of doubt, Contributed Capital will not take into account distributions of our investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) to the investors or return of capital distributions.
The offering price per Unit at the Initial Drawdown Date was $10.00. Pursuant to the Third A&R LLC Agreement, the offering price for drawdown dates was (1) for any Drawdown Dates or Catch-Up Dates (each as defined in the Third A&R LLC Agreement) where the then-current Per Unit NAV (as defined in the Third A&R LLC Agreement) was greater than or equal to $9.70, $10.00, and (2) for any Drawdown Dates or Catch-Up Dates where the then-current Per Unit NAV was less than $9.70, the greater of (A) the Per Unit NAV and (B) $9.50. The Per Unit NAV at the time of such issuances may have been greater than or less than the offering price.

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
Base Management Fees
Pursuant to the Investment Management Agreement, the base management fee is payable quarterly in arrears at an annual rate of 1.15% of the aggregate contributed capital from all unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) as of the last day of the applicable quarter. For the period from the effective date of the Investment Management Agreement through the one-year anniversary of the Initial Drawdown Date, the base management fee was reduced by 50.0% (for the avoidance of doubt, this resulted in an annual management fee rate of 0.575% through May 9, 2023). Because the one-year anniversary of the Initial Drawdown Date occurred on a date other than the last day of a calendar quarter, the management fee was prorated for such calendar quarter and calculated based on the number of days in such period up to, and including, the one-year anniversary of the Initial Drawdown Date. The base management fee could also be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by us or our subsidiaries to a placement agent, any organizational and offering expenses in excess of the lesser of $2.5 million or 0.50% of the aggregate Capital Commitments and any fund expenses in excess of the Specified Expenses Cap (as defined below).
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
Incentive Fee on Pre-Incentive Fee Net Investment Income
The portion based on our income (the "Income Incentive Fee") is based on pre-incentive fee net investment income ("Pre-Incentive Fee Net Investment Income"). Pre-Incentive Fee Net Investment Income means interest income, dividend income and any fee income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (the "Administration Agreement"), and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
As of December 31, 2025, 4.5% of our total assets were represented by investments at fair value that are considered non-qualifying assets.
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
Temporary Investments
Pending investments in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high‑quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as "temporary investments," so that 70% of our assets are qualifying assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. We had no temporary investments as of December 31, 2025.
Repurchase Agreements
A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed‑upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed‑upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no repurchase agreements as of December 31, 2025.

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
Risk of Tariffs
In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods to tariffs on goods imported into the United States including from China, Canada and Mexico. Although the Supreme Court has recently invalidated tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"), the current administration has sought to replace such tariffs with rates imposed under alternative statutory mechanisms, and may continue to seek to impose similar tariffs in the future. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products or services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose business rely on goods imported from such jurisdictions.
There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy, including uncertainty with respect to refunds for tariffs imposed under IEEPA. These developments, or the perception that further action could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. These factors could restrict our portfolio companies’ access to suppliers or customers or increase the cost of such goods, which may have a material adverse effect on their business, financial condition and results of operations, which in turn could negatively impact us.
Changes in U.S. Policy
Political and governmental shifts in the United States have led to changing stances on numerous domestic and international issues. These changes, along with the resulting economic uncertainty, could impact our ability to source, negotiate, execute, manage, or exit investments. Actions taken by the United States government domestically, in the Western hemisphere, or globally may have significant global effects—including on market and financial conditions, trade policies, tax rates, legal or regulatory regimes and broader economic and social dynamics. Such actions could also prompt additional reciprocal, retaliatory, or responsive measures from other countries, regional blocs (including the European Union), corporations, or other market participants. The United States has taken certain actions to, and has indicated that it may continue seek to, withdraw from, renegotiate, amend, rescind or not abide by certain agreements, policies, regulations, statutes and other measures, and could pursue policy outcomes that may diverge significantly from prior assumptions. However, the specific measures that will be further implemented or enacted, as well as their impact on us and our portfolio companies, remain uncertain and could change frequently. Any such developments could materially affect our projections, goals, assumptions, targets, estimates, forecasts, strategies or plans in ways that cannot currently be determined with any certainty, including through effects (inside and outside the United States) on the desirability of certain financial or nonfinancial assets, the investability of certain countries or regions, the business prospects of certain industries, the certainty or predictability of legal systems and otherwise.
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
We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower's business or exercise control over a borrower. It is possible that we could become subject to a lender's liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company, a bankruptcy court might re‑characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors. A portfolio company also may file for bankruptcy to stay foreclosure proceedings, delaying our ability to enforce our rights.
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
Hedging; Derivative Instruments
Rule 18f-4 under the 1940 Act relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, certain derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a "limited derivatives user", as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
In December 2015, the United Nations adopted a climate accord (the "Paris Agreement") with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. The current presidential administration has announced the United States would cease participation. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact their ability to make payments on our investments.
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
On the other hand, we may similarly face damage to our brand or reputation if we do not adequately address differing stakeholder perspectives on ESG policies and disclosure. Some stakeholders and regulators have increasingly expressed opposing views and investment expectations with respect to ESG initiatives, and certain regulators, including federal agencies, state legislatures and the U.S. Congress, have proposed, enacted, or indicated an intent to pursue, “anti-ESG” policies or initiated related investigations or litigation. This divergence increases the risk that any action, or lack thereof, with respect to ESG matters will be perceived negatively by at least some stakeholders and could adversely impact our reputation and business.

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
Developments in the Banking Sector
In 2023, bank closures in the United States caused uncertainty for financial services companies and fear of instability in the global financial system generally. In addition, certain financial institutions – in particular smaller and/or regional banks – experienced volatile stock prices and significant losses in their equity value, and there is concern that depositors at these institutions may withdraw significant sums from their accounts at these institutions. Notwithstanding intervention by U.S. governmental agencies to protect the uninsured depositors of banks that have closed, there is no guarantee that the uninsured depositors of a financial institution that closes (which depositors could include us and/or our portfolio companies) will be made whole or, even if made whole, that such deposits will become available for withdrawal in short order. There is a risk that other banks, or other financial institutions, may be similarly impacted, and it is uncertain what steps (if any) regulators may take in such circumstances. As a consequence, for example, we and/or our portfolio companies may be delayed or prevented from accessing money, making any required payments under their own debt or other contractual obligations or pursuing key strategic initiatives, and unitholders may be impacted in their ability to honor capital calls and/or receive distributions. In addition, such bank failures or instability could affect, in certain circumstances, the ability of both affiliated and unaffiliated joint venture partners, co-lenders, syndicate lenders or other parties to undertake and/or execute transactions with us, which in turn may result in fewer investment opportunities being made available to us, result in shortfalls or defaults under existing investments, or impact our ability to provide additional follow-on support to portfolio companies. In addition, in the event that a financial institution that provides credit facilities and/or other financing to us or its portfolio companies closes or experiences distress, there can be no assurance that such bank will honor its obligations or that we or our portfolio company will be able to secure replacement financing or capabilities at all or on similar terms. There can be no assurances that we or our portfolio companies will establish banking relationships with multiple financial institutions, and we and our portfolio companies are expected to be subject to contractual obligations to maintain all or a portion of their respective assets with a particular bank (including, without limitation, in connection with a credit facility or other financing transaction).
Uncertainty caused by bank failures – and general concern regarding the financial health and outlook for other financial institutions – could have an overall negative effect on banking systems and financial markets generally. These recent developments may also have other implications for broader economic and monetary policy, including interest rate policy. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/ or adversely affect us, our portfolio companies or their respective financial performance.
Dependence on Banking Relationships
The financial markets have previously encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors in the past, there is no guarantee that the federal government will do so again in the future and other banks- may be materially and adversely impacted. Our business is dependent on bank relationships. Strain on the financial health of banks with which we (or our portfolio companies) do or may in the future do business may adversely impact our business, financial condition and results of operations.
Additionally, banks, brokers, hedging counterparties, lenders or other custodians of some or all of our assets (each a “Financial Institution”) may fail to perform its obligations or experience insolvency, closure, receivership or other financial distress or difficulty (each a “Distress Event”). Distress Events can be caused by factors including eroding market sentiment, significant withdrawals, fraud, malfeasance, poor performance or accounting irregularities. In the event a Financial Institution experiences a Distress Event, we may not be able to access deposits, borrowing facilities or other services for an extended period of time or ever. Distress events affecting financial institutions may also adversely impact our portfolio companies, which may maintain deposits or banking relationships with such institutions. Banking disruptions affecting portfolio companies could impair their ability to access working capital, make payroll, meet operating expenses or service their obligations to us, which could result in defaults, reduced valuations, or credit losses.

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
Most of our investments are and may be in the form of securities or loans that are not publicly traded or actively traded on a secondary market, and these investments may not have a readily available market quotation. Under the 1940 Act, we are required to carry our portfolio investments at fair value or, if there is no readily available market quotation, at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our securities. We value our investments for which we do not have readily available market quotations quarterly, or more frequently as circumstances require, at fair value as determined in good faith by our Board in accordance with our valuation policy, which is at all times consistent with GAAP and the 1940 Act. See Item 1. Business—Valuation of Portfolio Securities in this Annual Report on Form 10-K for additional information on valuations.

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
We rely on exemptive relief granted to us, the Investment Adviser and certain of our affiliates by the SEC that allows us to engage in co‑investment transactions with other affiliated funds of the Investment Adviser, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Investment Adviser be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Investment Adviser, the Investment Adviser may

determine that we will not participate in those transactions and for certain other transactions (as set forth in guidelines approved by our Board) the Investment Adviser may not have the opportunity to cause us to participate.
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
While we may co-invest with investment entities managed by the Investment Adviser or its affiliates to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. On May 13, 2025, we, the Investment Adviser and certain of our affiliates were granted, a new order for exemptive relief that suspended the prior order for exemptive relief (the "Exemptive Order") by the SEC. The Exemptive Order allows us to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, we generally are permitted to co-invest with certain of our affiliates in certain negotiated transactions if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis, or is a sale of a tradeable security. Pursuant to the Exemptive Order, our Board oversees our participation in the co-investment program. As required by the Exemptive Order, we have adopted, and our Board has approved policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and our Chief Compliance Officer will provide reporting to our Board.
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
License Agreement, Expenses Incurred and Conflicts of Interest including those Associated with the Valuation Process
We have entered into a royalty-free license agreement with New Mountain Capital under which New Mountain Capital has agreed to grant us a non-exclusive, royalty-free license to use the name "New Mountain". In addition, we reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, such as, but not limited to, the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. This could create conflicts of interest that our Board must monitor.
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
Capital Calls
Capital calls will be issued by the Investment Adviser from time to time at the discretion of the Investment Adviser, based upon the Investment Adviser's assessment of our needs and opportunities. To satisfy such capital calls, the unitholders may be required to maintain a substantial portion of their Capital Commitment in assets that can be readily converted to cash. Except as specifically set forth in the Third A&R LLC Agreement, the unitholders' obligation to satisfy capital calls will be unconditional. The unitholders' obligation to satisfy capital calls will not in any manner be contingent upon our performance or prospects or upon any assessment thereof provided by the Investment Adviser. Capital calls may not provide all of the information a unitholder desires in a particular circumstance, and such information may not be made available and will not be a condition precedent for a unitholder to meet its funding obligation. Notwithstanding the foregoing, the Investment Adviser will not be obligated to call 100% of the unitholders' Capital Commitment during our term. If one or more unitholders are unable to make, their capital calls on any one investment, the capital call of the other unitholders will increase accordingly, possibly materially. The fees, costs and expenses incurred by the unitholders in fulfilling a capital call (whether it is bank fees, wire fees, foreign exchange fees, value‑added tax or other applicable charges imposed on a unitholder) will be borne solely by such unitholder and will be in addition to the amounts required by capital calls (and will not be part of or otherwise reduce their Capital Commitments and/or remaining Capital Commitments, as applicable).
RIC Tax Treatment and Raising Additional Capital
In order for us to qualify as a RIC and to avoid payment of excise taxes, we intend to distribute to our unitholders substantially all of our annual taxable income. As a result of these requirements, we may need to raise capital from other sources to grow our business.

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
The Investment Adviser and third-party service providers with which we do business depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems could be subject to unauthorized access, acquisition, use, alteration, or destruction, such as from the insertion of malware (including ransomware), physical and electronic break-ins or unauthorized tampering. The Investment Adviser may experience threats to their data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal and other information processed and stored in, and transmitted through the Investment Advisers’ computer systems and networks, or otherwise cause interruptions or malfunctions in operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory enforcement action and penalties and/or customer dissatisfaction or loss.
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
Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. For example, the SEC adopted rules requiring disclosure of material cybersecurity incidents and disclosure relating to cybersecurity risk management, and amendments to Regulation S-P governing policies and procedures designed to address unauthorized access to customer information. We may face increased costs to comply with any new or changing regulations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.
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
Additionally, there continues to be significant evolution and developments in the use of artificial intelligence technologies and machine learning (collectively "AI Technologies") including generative artificial intelligence such as ChatGPT. We cannot fully determine the impact of such evolving technology to our business at this time. The rapid development and scale of AI Technologies may also increase the likelihood or effectiveness of cybersecurity attacks and related risks to us, the Investment Adviser, and our third-party service providers.
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
Artificial Intelligence and Machine Learning Risk
Recent advances in AI Technologies, as well as the rapid growth and widespread use thereof, pose risks, to our business, products, portfolio companies and investments. AI Technologies have the potential to result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and any such changes could create new and unpredictable operational legal and/or regulatory risks. To the extent our competitors make more efficient or extensive use of AI Technologies, there is a possibility that such competitors will gain a competitive advantage.
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
In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of fluctuating interest rates or global conflict, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.
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
U.S. Credit Rating, the Debt Ceiling and Interest Rate Volatility
The U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions. Despite taking action on numerous occasions to suspend and raise the debt ceiling, ratings agencies have threatened to lower the long-term sovereign credit rating on the United States, including Fitch downgrading the U.S. government’s long-term rating from AAA to AA+ in August 2023. Additionally, Moody’s lowered the U.S. government’s credit rating outlook from “stable” to “negative” in November 2023, and subsequently downgraded the U.S. government's long-term issuer and senior unsecured ratings from Aaa to Aa1 in May 2025. There is no guarantee that there will not be a further downgrade or downgrades by other ratings agencies in the future.
The impact of any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time, and may lead to additional shutdowns in the future. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
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

Over the last several years, there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non‑bank financial sector will be subject to new regulation. Although the current administration has signaled a more deregulatory agenda with respect to the financial services industry, it cannot be known at this time whether new regulation, if any, will be implemented or what form it might take. Changes to the regulation of non‑bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.
We may want to obtain additional debt financing, or need to do so upon maturity of our borrowings, in order to obtain funds which may be made available for investments.
The BMO Subscription Line permitted us to borrow on a revolving credit basis an aggregate principal amount not exceeding $200.0 million or 70% of our remaining unfunded Capital Commitments. On December 31, 2025, the BMO Subscription Line was terminated in connection with the final drawdown on Capital Commitments.
The BMO Subscription Line had no debt outstanding as of December 31, 2025. All outstanding borrowings were due on BMO's demand within 15 days or on the date 6 months after each advance date, which varied throughout the period.
The UBS Credit Facility matures on November 4, 2030 and permits borrowings of $400.0 million as of December 31, 2025. The UBS Credit Facility had $394.0 million in debt outstanding as of December 31, 2025.
The Wells Credit Facility matures on March 31, 2030 and permits borrowings of $500.0 million as of December 31, 2025. The Wells Credit Facility had $422.2 million in debt outstanding, which included £0.5 million denominated in British Pound Sterling ("GBP") that has been converted to U.S. dollars, as of December 31, 2025.
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
Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we may eventually be required to meet. Specifically, we are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date (i) we are no longer an "emerging growth company" under the JOBS Act and (ii) we are a reporting company that meets the definition of an "accelerated filer" or a "large accelerated filer" under Rule 12b-2 under the Exchange Act. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under our credit facilities. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports. This could materially adversely affect us.
Our internal controls over financial reporting may not prevent or detect misstatements because of its inherent limitations. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.
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
U.S. and Worldwide Economic, Political, Regulatory and Financial Market Conditions.
On January 31, 2020, the United Kingdom (the "UK") ended its membership in the European Union ("Brexit"). Under the terms of the withdrawal agreement negotiated and agreed between the UK and the European Union, the UK's departure from the European Union was followed by a transition period, which ran until December 31, 2020 and during which the UK continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK's sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.

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
Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to the unitholders that will be sufficient to enable us to meet the annual distribution requirement necessary for us to qualify for tax treatment as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous. We may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to the unitholders that will be sufficient to enable us to meet the annual distribution requirement. If we are unable to obtain cash from other sources to enable us to meet the annual distribution requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate level U.S. federal income tax imposed at corporate rates (and any applicable state and local taxes).
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
Publicly Offered Regulated Investment Company
We do not currently qualify as a "publicly offered regulated investment company", as defined in the Code. Accordingly, U.S. individual and other noncorporate unitholders will be taxed as though they received a distribution of some of our expenses. A "publicly offered regulated investment company" is a RIC whose Units are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC for the 2025 tax year, and we cannot determine when we will qualify as a publicly offered RIC. Since we are not a publicly offered RIC, a non-corporate unitholder's allocable portion of our affected expenses, including a portion of our management fees, will be treated as an additional distribution to the unitholders. A non-corporate unitholder's allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such unitholder (and beginning in 2026, will be deductible to such unitholder only to the extent they exceed 2% of such unitholder's adjusted gross income), and are not deductible for alternative minimum tax purposes.
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
Potential Tax Legislation
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Similarly, there are a number of proposals in Congress that would also modify the Code. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including significantly and negatively affect our ability to qualify for tax treatment as a RIC or otherwise impact the U.S. federal income tax consequences applicable to us and our stockholders of such qualification, or could have other adverse consequences.
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
Legal, Regulatory and Policy Changes
Despite political tensions and uncertainty, changes in federal policy, including tax policies, and changes in positions of regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain.
In addition, in June 2024, the U.S. Supreme Court in Loper Bright Enterprises v. Raimondo reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the Loper decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court's decision in Loper could significantly impact how federal agencies will regulate consumer protection, advertising, cybersecurity, artificial intelligence, privacy, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
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
Item 3.    Legal Proceedings
We, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, the Investment Adviser or the Administrator, as of December 31, 2025. From time to time, we or the Investment Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
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
Unitholders
As of March 4, 2026, there were 53 holders of record of our Units.
Valuation of Portfolio Securities
Please see Item 1. Business—Valuation of Portfolio Securities in this Annual Report on Form 10-K for disclosure regarding valuation of portfolio securities.
Distributions
We generally intend to distribute substantially all of our available earnings annually by paying distributions of our net investment income and cumulative net realized capital gains (if any) on a quarterly basis, as determined by the Board in its discretion. We expect to continue to pay comparable distributions in the future, subject to the Board's discretion.
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

Unregistered Sales of Equity Securities
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023. The Units were issued and sold in reliance upon the available exemptions from the registration requirements of the Securities Act, including Section 4(a)(2) and Regulation D promulgated thereunder.

Unit Issue Date	Units Issued	Aggregate Offering Price
		(in millions)
Fiscal year ended December 31, 2025
September 30, 2025	6,039,480	$60.4
December 15, 2025	21,742,128	217.4
December 30, 2025	12,078,960	120.8
	39,860,568	$398.6

Fiscal year ended December 31, 2024
March 28, 2024	9,788,500	$97.9
June 28, 2024	8,152,250	81.5
September 12, 2024	21,596,905	216.0
December 20, 2024	14,494,752	144.9
	54,032,407	$540.3

Fiscal year ended December 31, 2023
March 9, 2023	982,500	$9.8
July 17, 2023	862,500	8.6
August 7, 2023	1,554,250	15.6
September 7, 2023	12,600,000	126.0
November 29, 2023	1,882,125	18.8
December 29, 2023	1,534,750	15.4
	19,416,125	$194.2

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
We conducted a private offering (the "Private Offering") of units of our limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (each a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 24-month period following the initial closing of Capital Commitments, which occurred on May 4, 2022 (the "Closing Period"). On April 15, 2024, pursuant to the Limited Liability Company Agreement, as amended and restated on December 6, 2023 (the "Third A&R LLC Agreement"), the Investment Adviser elected to extend the Closing Period from 24 months to 30 months after the initial closing of the Private Offering. As a result of the foregoing, we extended the end of the period during which we held subsequent closings from May 4, 2024 to November 4, 2024. At the end of the Closing Period, we had aggregate Capital Commitments from investors of $1.2 billion. We accepted and drew down on Capital Commitments from investors throughout and after the Closing Period. The final drawdown on Capital Commitments closed on December 30, 2025. We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on May 9, 2022 (the "Initial Drawdown"). The investment period began on May 4, 2022 and will continue until November 4, 2028, the four-year anniversary of the end of the Closing Period (the "Investment Period"). Our term is until November 4, 2030, six years from the end of the Closing Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors.
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
As of December 31, 2025, our top five industry concentrations were business services, software, financial services & technology, healthcare and consumer services.
As of December 31, 2025, our members' capital was approximately $1,206.8 million and our portfolio had a fair value of approximately $2,006.9 million in 131 portfolio companies.
Recent Developments
On January 13, 2026, we entered into the Third Amendment to the Wells Loan and Security Agreement (the "Third Amendment") by and among GIV Holdings, as borrower, the Company, as seller, as equityholder and as collateral manager, Wells Fargo Bank, National Association, as the administrative agent, a lender, and swingline lender, and Western Alliance Trust Company, N.A. as the collateral custodian. The Third Amendment amended the Wells Credit Facility to, among other things: (i) extend the Facility Maturity Date (as defined in the Third Amendment) from March 2030 to November 2030; (ii) increase the maximum facility amount from $500.0 million to $750.0 million; and (iii) modify the applicable spread used to determine the per annum interest rate payable under the Wells Credit Facility from 2.05% to 1.85%.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on fair value hierarchy for the year ended December 31, 2025.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of December 31, 2025.
Revenue Recognition
Sales and paydowns of investments:    Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2025 and December 31, 2024, we recognized PIK interest from investments of approximately $4.3 million and $4.8 million, respectively, and PIK dividends from investments of $0.8 million and $0.7 million, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income:   Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are generally reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.
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
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Ratings of our portfolio companies as of December 31, 2025:

(in millions)	As of December 31, 2025
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$1,998.4	99.6%	$1,999.3	99.6%
Yellow	8.0	0.4%	7.6	0.4%
Orange	—	—%	—	—%
Red	—	—%	—	—%
	$2,006.4	100.0%	$2,006.9	100.0%
As of December 31, 2025, all investments in our portfolio had a Green Risk Rating, with the exception of three portfolio companies that had a Yellow Risk Rating.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $2,006.9 million in 131 portfolio companies at December 31, 2025 and approximately $1,516.6 million in 112 portfolio companies at December 31, 2024.
The following table shows our portfolio and investment activity for the years ended December 31, 2025 and December 31, 2024:

	Year Ended
(in millions)	December 31, 2025	December 31, 2024
New investments in 99 and 98 portfolio companies, respectively	$891.8	$1,148.9
Debt repayments in existing portfolio companies	(380.5)	(186.8)
Sales of securities in 5 and 5 portfolio companies, respectively	(25.7)	(43.0)
Change in unrealized appreciation on 55 and 63 portfolio companies, respectively	4.8	5.9
Change in unrealized depreciation on 93 and 55 portfolio companies, respectively	(17.2)	(4.2)
Recent Accounting Standards Updates
See Item 8.—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards Updates in this Annual Report on Form 10-K for details on recent accounting standards updates.
Results of Operations for the Years Ended December 31, 2025 and December 31, 2024
    Results of Operations for the year ended December 31, 2023 can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K filed on March 6, 2025, which is incorporated by reference herein.
Revenue

	Year Ended
(in millions)	December 31, 2025	December 31, 2024
Interest income	$165.8	$110.9
Dividend income	3.4	0.7
Fee income	5.6	8.5
Total investment income	$174.8	$120.1
Our total investment income increased by approximately $54.7 million or 46%, for the year ended December 31, 2025 as compared to the same period in the prior year. For the year ended December 31, 2025, total investment income of approximately $174.8 million consisted of approximately $150.9 million in cash interest from investments, approximately $4.3 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $10.6 million, approximately $3.4 million in dividends from investments and approximately $5.6 million in fee income.
The increase in interest income of approximately $54.9 million during the year ended December 31, 2025 was primarily attributable to our increasing invested balances due to our full deployment of capital over the year ended December 31, 2025 as compared to the same period in the prior year. Fee income during the year ended December 31, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and ticking fees received from 56 different portfolio companies.

Operating Expenses

	Year Ended
(in millions)	December 31, 2025	December 31, 2024
Management fee	$10.7	$7.4
Less: management fee waiver	(0.5)	(0.8)
Net management fee	10.2	6.6
Interest and other financing expenses	54.7	42.0
Income based incentive fees	15.7	10.2
Administrative expenses	2.7	1.9
Professional fees	1.7	1.2
Capital gains incentive fee	(1.9)	0.6
Organizational and offering expenses	—	0.2
Other general and administrative expenses	0.4	0.2
Total expenses	83.5	62.9
Less: expenses waived	—	—
Net expenses before income taxes	83.5	62.9
Income tax (benefit) expense	0.2	—
Net expenses after income taxes	$83.7	$62.9
Our total net operating expenses increased by approximately $20.8 million for the year ended December 31, 2025 as compared to the same period in the prior year. Our net management fee increased by approximately $3.6 million for the year ended December 31, 2025 as compared to the same period in the prior year. Our income based incentive fee increased by approximately $5.5 million and our capital gains incentive fee decreased by approximately $2.5 million for the year ended December 31, 2025 as compared to the same period in the prior year. The increase in management fees and income based incentive fees were attributable to larger managed and invested capital balances due to our full deployment of capital over the year ended December 31, 2025 as compared to the same period in the prior year. The decrease in capital gains incentive fees was due to a decrease in the accrual for hypothetical gains recognized as if the portfolio was sold at fair value in accordance with GAAP. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than the cumulative amount in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized and distributions are greater than contributions. See Item 8—Financial Statements and Supplementary Data—Note 5. Agreements and Related Parties for details.
Interest and other financing expenses increased by approximately $12.7 million during the year ended December 31, 2025 as compared to the same period in the prior year, primarily due to higher drawn balances on our UBS Credit Facility and Wells Credit Facility during the period.
Our net administrative expenses, professional fees and other general and administrative expenses increased by approximately $1.5 million during the year ended December 31, 2025 as compared to the same period in the prior year due to the continued ramp of investment operations and full deployment of capital.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Year Ended
(in millions)	December 31, 2025	December 31, 2024
Net realized gains (losses) on investments	$(0.6)	$2.2
Net realized gains (losses) of foreign currency	(0.1)	—
Net change in unrealized appreciation (depreciation) of investments	(12.4)	1.7
(Provision) benefit for taxes	(0.4)	(0.1)
Net realized and unrealized gains (losses)	$(13.5)	$3.8
Our net realized losses and unrealized depreciation resulted in a net loss of approximately $13.5 million for the year ended December 31, 2025 as compared to net realized gains and unrealized appreciation resulting in a net gain of approximately $3.8 million for the same period in the prior year. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the year ended December 31, 2025 was primarily driven by unrealized depreciation in Houghton Mifflin Harcourt Company and RLG Holdings, LLC and material accelerated amortization realized on our investment in Sierra Enterprises, LLC due to early repayments received during the period. The provision for income taxes was primarily attributable to our equity investments that are held as of December 31, 2025 in our corporate subsidiaries. The net gain for the year ended December 31, 2024 was primarily driven by the overall increase in market prices of our investments during the period as well as by a realized gain upon sale of our investment in Virtusa Corporation. The provision for income taxes was primarily attributable to our equity investments that were held as of December 31, 2024 in our corporate subsidiaries.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of December 31, 2025, our asset coverage ratio was 247.9%.
Since our inception on March 18, 2022, we have entered into Subscription Agreements with several investors on various dates. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. At December 31, 2025 and December 31, 2024, we had aggregate capital commitments accepted and undrawn capital commitments from investors as follows:

(in millions)	December 31, 2025	December 31, 2024
Capital Commitments	$1,207.9	$1,207.9
Unfunded Capital Commitments	—	398.6
% of Capital Commitments funded	100.00%	67.00%
As of December 31, 2025, our borrowings consisted of the UBS Credit Facility and Wells Credit Facility. As of December 31, 2024, our borrowings consisted of the BMO Subscription Line, UBS Credit Facility and Wells Credit Facility. See Item 8—Financial Statements and Supplementary Data—Note 6. Borrowings in this Annual Report on Form 10-K for additional information.
At December 31, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $33.9 million and $19.9 million, respectively. Our cash used in operating activities for the year ended December 31, 2025 and December 31, 2024 was approximately $431.9 million and $853.6 million, respectively. We expect that all current liquidity needs will be met with cash flows received from prior drawdowns on Capital Commitments, investments and operations and borrowings from banks or other lenders.

Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2025 and December 31, 2024, we had outstanding commitments to third parties to fund investments totaling $409.0 million which included €4.5 million denominated in EUR, that has been converted to U.S. dollars and $285.8 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2025 and December 31, 2024, we had commitment letters to purchase investments in the aggregate par amount of $50.9 million and $55.6 million, respectively, which could require funding in the future. As of December 31, 2025 and December 31, 2024, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2025 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
UBS Credit Facility (1)	$394.0	$—	$—	$394.0	$—
Wells Credit Facility (2)	422.2	—	—	422.2	—
Total Contractual Obligations	$816.2	$—	$—	$816.2	$—

(1)Under the terms of the $400.0 million UBS Credit Facility, all outstanding borrowings under that facility ($394.0 million as of December 31, 2025) must be repaid on or before November 4, 2030. As of December 31, 2025, there was approximately $6.0 million of possible capacity remaining under the UBS Credit Facility. See Item 8—Financial Statements and Supplementary Data—Note 6. Borrowings, for material details on the UBS Credit Facility.
(2)Under the terms of the $500.0 million Wells Credit Facility, all outstanding borrowings under that facility ($422.2 million, which included £0.5 million denominated in GBP that has been converted to U.S. dollars as of December 31, 2025) must be repaid on or before March 31, 2030. As of December 31, 2025, there was approximately $$77.8 million of possible capacity remaining under the Wells Credit Facility. See Item 8—Financial Statements and Supplementary Data—Note 6. Borrowings, for material details on the Wells Credit Facility.
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

Distributions and Dividends
Tax characteristics of all distributions paid are reported to unitholders on Form 1099 or Form 1042 after the end of the calendar year. For the years ended December 31, 2025 and December 31, 2024, total distributions declared were $89.3 million and $57.5 million, respectively, of which the distribution was comprised of approximately 94.22% and 93.94%, respectively, of ordinary income, 5.78% and 6.06%, respectively, of long-term capital gains and 0.00% and 0.00%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the year ended December 31, 2025, approximately $1.1 million of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of December 31, 2025, $0.3 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statement of Assets, Liabilities and Members' Capital.
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
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We, the Investment Adviser and certain of our affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of ours subject to various approvals of our board of directors and other conditions. On May 13, 2025, we, the Investment Adviser and certain of our affiliates were granted a new order for exemptive relief (the “Exemptive Order”) by the SEC. The Exemptive Order allows us to co-invest in certain negotiated transactions with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, we generally are permitted to co-invest with certain affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order.The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of our board of directors make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis, or is a sale of a tradeable security. Pursuant to the Exemptive Order, our board of directors oversees our participation in the co-investment program. As required by the Exemptive Order, we have adopted, and our board of directors has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and our Chief Compliance Officer will provide reporting to our board of directors.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates flat in January 2026 after previously decreasing interest rates by 0.25% in each of September, October and December of 2025. The Federal Reserve has indicated that it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In an elevated interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SONIA, EURIBOR or SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the year ended December 31, 2025, certain of the loans held in our portfolio had floating Prime or SOFR interest rates. As of December 31, 2025, approximately 97.63% of our investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 2.37% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR and Prime interest rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2025. Interest expense is calculated based on the terms of our UBS Credit Facility and Wells Credit Facility. For our borrowings, we use the outstanding balance as of December 31, 2025. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest and Dividend Income Net of Interest Expense (unaudited)
–200 Basis Points	(17.51)%
–150 Basis Points	(13.13)%
–100 Basis Points	(8.75)%
–50 Basis Points	(4.38)%
+50 Basis Points	4.38%
+100 Basis Points	8.75%
+150 Basis Points	13.13%
+200 Basis Points	17.51%

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of New Mountain Guardian IV BDC, L.L.C.
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets, liabilities and members’ capital of New Mountain Guardian IV BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedules of investments as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the three years in the period then ended, the consolidated financial highlights for each of the years ended December 31, 2025, 2024, 2023 and for the period from May 9, 2022 (commencement of operations) to December 31, 2022, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in members’ capital, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the years ended December 31, 2025, 2024, 2023 and for the period from May 9, 2022 (commencement of operations) to December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the loan agents and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP
New York, New York
March 4, 2026
We have served as the Company’s auditor since 2022.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)

	December 31, 2025	December 31, 2024
Assets
Non-controlled/non-affiliated investments at fair value (cost of $2,006,365 and $1,503,719, respectively)	$2,006,885	$1,516,623
Cash and cash equivalents	33,895	19,866
Interest and dividend receivable	11,404	10,866
Other assets	1,414	394
Total assets	$2,053,598	$1,547,749
Liabilities
Borrowings
UBS Credit Facility	$394,000	$262,500
Wells Credit Facility	422,166	437,200
Deferred financing costs (net of accumulated amortization of $3,019 and $1,361, respectively)	(6,190)	(5,770)
Net borrowings	809,976	693,930
Distribution payable	22,354	—
Interest payable	4,525	4,636
Income based incentive fee payable	3,925	3,379
Management fee payable	2,992	2,213
Payable for unsettled securities purchased	633	20,051
Payable to affiliate	451	344
Deferred tax liability	434	57
Accrued capital gains incentive fee	—	1,907
Other liabilities	1,500	1,134
Total liabilities	846,790	727,651
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 120,834,931 and 80,974,363 units issued and outstanding, respectively	1,204,992	806,386
Accumulated underdistributed (overdistributed) earnings	1,816	13,712
Total members' capital	$1,206,808	$820,098
Total liabilities and members' capital	$2,053,598	$1,547,749
Members' capital per unit	$9.99	$10.13

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$161,462	$106,097	$32,618
PIK interest income	4,291	4,772	1,981
Dividend income	3,428	718	101
Fee income	5,643	8,484	4,224
Total investment income	174,824	120,071	38,924
Expenses
Interest and other financing expenses	54,736	41,958	13,586
Income based incentive fees	15,739	10,180	2,973
Management fee	10,714	7,393	2,437
Administrative expenses	2,689	1,951	1,243
Professional fees	1,689	1,265	853
Capital gains incentive fee	(1,907)	564	1,344
Other general and administrative expenses	369	221	239
Organizational and offering expenses	21	223	1,246
Total expenses	84,050	63,755	23,921
Less: management fees waived (See Note 5)	(530)	(815)	(300)
Less: expenses waived (See Note 5)	—	—	(201)
Net expenses	83,520	62,940	23,420
Net investment income before income taxes	91,304	57,131	15,504
Income tax expense	197	1	—
Net investment income (loss)	91,107	57,130	15,504
Net realized gains (losses) on investments	(621)	2,197	7
Net realized gains (losses) of foreign currency	(90)	—	—
Net change in unrealized appreciation (depreciation) of investments	(12,384)	1,685	11,444
Net change in unrealized appreciation (depreciation) of foreign currency	(48)	—	—
(Provision) benefit for taxes	(377)	(57)	—
Net realized and unrealized gains (losses)	(13,520)	3,825	11,451
Net increase (decrease) in members' capital resulting from operations	$77,587	$60,955	$26,955
Earnings (loss) per unit (basic & diluted)	$0.93	$1.34	1.99
Weighted average common units outstanding - basic & diluted (See Note 11)	83,592,023	45,594,021	13,538,089

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Increase (decrease) in members' capital resulting from operations
Net investment income	$91,107	$57,130	$15,504
Net realized gains (losses) on investments and foreign currency	(711)	2,197	7
Net change in unrealized appreciation (depreciation) of investments and foreign currency	(12,432)	1,685	11,444
(Provision) benefit for taxes	(377)	(57)	—
Net increase (decrease) in members' capital resulting from operations	77,587	60,955	26,955
Capital transactions
Contributions	398,606	540,324	194,161
Placement fees	(163)	(227)	(19)
Distributions declared to unitholders from net investment income	(82,650)	(57,527)	(18,041)
Distributions declared to unitholders from net realized gains	(6,670)	—	—
Total net increase (decrease) in members' capital resulting from capital transactions	309,123	482,570	176,101
Net increase (decrease) in members' capital	386,710	543,525	203,056
Members' capital at the beginning of the period	820,098	276,573	73,517
Members' capital at the end of the period	$1,206,808	$820,098	$276,573

Capital unit activity
Units issued	39,860,568	54,032,407	19,416,125

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities
Net increase in members' capital resulting from operations	$77,587	$60,955	$26,955
Adjustments to reconcile net (increase) decrease in members' capital resulting from operations to net cash (used in) provided by operating activities:
Net realized (gains) losses on investments	621	(2,197)	(7)
Net realized (gains) losses on translation of assets and liabilities in foreign currencies	90	—	—
Net change in unrealized (appreciation) depreciation of investments	12,384	(1,685)	(11,444)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	48	—	—
Amortization of purchase discount	(10,585)	(5,131)	(1,845)
Amortization of deferred financing costs	1,658	948	402
Amortization of deferred offering costs	—	—	66
Non-cash investment income	(4,829)	(5,951)	(1,517)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(891,321)	(1,147,927)	(450,463)
Proceeds from sales and paydowns of investments	406,228	229,826	8,785
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	319	399	172
Cash paid for purchase of drawn portion of revolving credit facilities	(833)	(1,367)	(794)
Cash paid on drawn revolvers	(20,518)	(14,275)	(2,223)
Cash repayments on drawn revolvers	18,223	12,151	2,080
Interest and dividend receivable	(538)	(5,576)	(4,464)
Other assets	(1,021)	(319)	(11)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(19,418)	20,051	—
Interest payable	(111)	2,503	1,770
Income based incentive fee payable	546	1,860	1,311
Accrued capital gains incentive fee	(1,907)	563	1,344
Management fee payable	779	1,270	832
Deferred tax liability	377	57	—
Payable to affiliates	107	114	63
Other liabilities	204	121	360
Net cash flows used in operating activities	(431,910)	(853,610)	(428,628)
Cash flows from financing activities
Distributions	(66,966)	(57,527)	(19,377)
Net proceeds from issuance of common units	398,606	540,324	194,161
Proceeds from BMO Subscription Line	486,000	762,300	341,700
Repayment of BMO Subscription Line	(486,000)	(823,100)	(334,600)
Proceeds from UBS Credit Facility	169,500	85,600	257,700
Repayment of UBS Credit Facility	(38,000)	(73,100)	(7,700)
Proceeds from Wells Credit Facility	130,954	496,200	—
Repayment of Wells Credit Facility	(146,000)	(59,000)	—
Placement fees paid	(83)	(168)	(46)
Deferred financing costs paid	(1,995)	(5,275)	(1,781)
Net cash flows provided by financing activities	446,016	866,254	430,057
Net increase in cash and cash equivalents	14,106	12,644	1,429
Cash and cash equivalents at the beginning of the period	19,866	7,222	5,793
Effect of foreign exchange rate changes on cash and cash equivalents	(77)
Cash and cash equivalents at the end of the period	$33,895	$19,866	$7,222

Supplemental disclosure of cash flow information
Cash interest paid	$52,590	$38,271	$10,854
Income taxes paid	234	1	—
Non-cash operating activities:
Non-cash activity on investments	$1,993	$—	$—
Non-cash financing activities:
Distributions declared and payable	$22,354	$—	$—
Accrual for placement fees	137	59	—
Accrual for deferred credit facility costs	123	40	81
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Viper Bidco, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.42%	11/2024	11/2031	$41,857	$41,673	$41,857	3.47%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.49%	10/2023	10/2028	12,569	12,568	12,569
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.49%	10/2023	10/2028	10,341	10,341	10,341
	First Lien(8)	SOFR(Q)	+	4.50%	8.49%	02/2024	10/2028	6,514	6,483	6,514
	Subordinated(8)	Fixed(Q)*		13.00%/PIK	13.00%	05/2023	05/2033	4,665	4,635	4,665
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.49%	10/2023	10/2028	2,164	2,164	2,164
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.36%	12/2024	10/2028	1,967	1,963	1,967
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.49%	10/2023	10/2028	1,245	1,245	1,245
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.49%	10/2023	10/2028	174	174	174
									39,573	39,639	3.29%
Coupa Holdings, LLC
Software	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.09%	02/2023	02/2030	38,872	38,711	38,872	3.22%
Anaplan, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.32%	06/2022	06/2029	34,734	34,719	34,734
	First Lien(8)	SOFR(Q)	+	4.50%	8.32%	01/2024	06/2029	3,300	3,300	3,300
									38,019	38,034	3.15%
OEConnection LLC
Business Services	First Lien(4)(7)	SOFR(M)	+	4.50%	8.23%	04/2024	12/2032	37,110	37,007	37,172	3.08%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	6.50%	10.66%	05/2024	07/2028	27,105	27,097	27,105
	Subordinated(8)	Fixed(Q)*		14.25%/PIK	14.25%	05/2024	05/2030	5,081	5,073	5,183
	Subordinated(8)	Fixed(Q)*		14.25%/PIK	14.25%	05/2024	05/2030	1,940	1,937	1,990
	First Lien(8)(9) - Drawn	SOFR(Q)	+	6.50%	10.66%	05/2024	07/2028	908	907	908
									35,014	35,186	2.92%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.42%	08/2024	08/2031	21,503	21,412	21,503
	First Lien(8)	SOFR(Q)	+	4.75%	8.42%	08/2024	08/2031	12,643	12,590	12,643
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.43%	08/2024	08/2031	874	876	874
									34,878	35,020	2.90%
Jeppesen Holdings, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.59%	10/2025	11/2032	35,044	34,950	34,956	2.90%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Businessolver.com, Inc.
Business Services	First Lien(4)(7)	SOFR(Q)	+	4.50%	8.17%	12/2025	12/2032	$30,660	$30,584	$30,583
	First Lien(2)(6)	SOFR(Q)	+	4.50%	8.17%	10/2023	12/2032	3,431	3,431	3,422
	First Lien	SOFR(Q)	+	4.50%	8.17%	10/2023	12/2032	619	619	617
									34,634	34,622	2.87%
Einstein Parent, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	6.50%	10.36%	01/2025	01/2031	34,415	34,112	34,070	2.82%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(8)	SOFR(Q)	+	6.00%	9.82%	09/2023	08/2029	16,865	16,809	16,865
	First Lien(4)(7)(8)	SOFR(Q)	+	5.75%	9.57%	08/2022	08/2029	12,329	12,329	12,329
	First Lien(2)(6)(8)	SOFR(Q)	+	5.75%	9.57%	08/2022	08/2029	4,506	4,478	4,506
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	9.63%	08/2022	08/2029	53	55	53
									33,671	33,753	2.80%
Safety Borrower Holdings LLC
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.47%	03/2024	12/2032	32,920	32,885	32,920
	First Lien(8)(9) - Drawn	P(Q)	+	3.75%	10.50%	10/2024	12/2032	167	163	167
									33,048	33,087	2.74%
Vessco Midco Holdings, LLC
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	8.52%	07/2024	07/2031	22,912	22,819	22,912
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.50%	8.28%	07/2024	07/2031	6,053	6,028	6,053
	First Lien(2)(6)(8)	SOFR(S)	+	4.50%	8.23%	11/2025	07/2031	3,523	3,515	3,523
	First Lien(2)(6)(8)(9) - Drawn	SOFR(M)	+	4.50%	8.28%	11/2025	07/2031	260	260	260
									32,622	32,748	2.71%
Model N, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.42%	06/2024	06/2031	31,688	31,555	31,688	2.63%
Pike Corporation
Business Services	First Lien(4)(7)	SOFR(Q)	+	4.50%	8.20%	12/2025	12/2032	31,607	31,528	31,528	2.61%
Healthspan Buyer, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.42%	10/2024	10/2030	10,297	10,276	10,297
	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.42%	10/2025	10/2030	8,441	8,421	8,441
	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.42%	10/2023	10/2030	5,018	4,982	5,018
	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.42%	07/2025	10/2030	3,661	3,652	3,661
	First Lien(8)	SOFR(Q)	+	4.75%	8.42%	07/2025	10/2030	3,529	3,521	3,529
									30,852	30,946	2.57%
Acumatica Holdings, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.42%	07/2025	07/2032	30,740	30,740	30,740	2.55%
NC Topco, LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.22%	08/2024	09/2031	30,627	30,500	30,627	2.54%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Diamondback Acquisition, Inc.
Software	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	8.22%	09/2025	09/2032	$29,876	$29,803	$29,801
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.50%	8.22%	09/2025	09/2032	773	772	771
									30,575	30,572	2.53%
IG Investments Holdings, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	8.84%	03/2024	09/2028	29,620	29,519	29,620	2.45%
Runway Bidco, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.67%	12/2024	12/2031	29,023	28,894	29,023	2.40%
Superman Holdings, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.17%	08/2024	08/2031	21,391	21,346	21,391
	First Lien(8)	SOFR(Q)	+	4.50%	8.17%	08/2024	08/2031	6,982	6,967	6,982
									28,313	28,373	2.35%
AAH Topco, LLC
Consumer Services	First Lien(8)	SOFR(M)	+	5.25%	9.07%	11/2023	12/2027	22,885	22,769	22,885
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	8.82%	03/2025	12/2027	5,489	5,469	5,489
									28,238	28,374	2.35%
HIG Intermediate, Inc. (14)
HIG Operations Holdings, Inc.
Business Services	First Lien(4)(7)	SOFR(M)	+	4.50%	8.22%	08/2023	06/2031	22,885	22,825	22,885
	First Lien(2)(6)	SOFR(M)	+	4.50%	8.22%	08/2023	06/2031	3,769	3,769	3,769
	First Lien	SOFR(M)	+	4.50%	8.22%	03/2024	06/2031	1,605	1,601	1,605
									28,195	28,259	2.34%
USRP Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	8.72%	10/2023	12/2029	11,845	11,845	11,845
	First Lien(2)(6)(8)	SOFR(M)	+	5.00%	8.72%	10/2023	12/2029	10,716	10,697	10,716
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	8.72%	08/2024	12/2029	2,631	2,620	2,631
	First Lien(8)	SOFR(M)	+	5.00%	8.72%	07/2023	12/2029	2,292	2,264	2,292
									27,426	27,484	2.28%
Pioneer Buyer I, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.67%	11/2025	11/2029	23,873	23,873	23,873
	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.67%	11/2025	11/2028	2,813	2,813	2,813
									26,686	26,686	2.21%
Meta Buyer LLC
Healthcare	First Lien(4)(7)	SOFR(S)	+	5.25%	8.94%	12/2025	12/2031	26,789	26,656	26,655	2.21%
Maverick Bidco Inc.
Software	First Lien(4)(7)	SOFR(Q)	+	4.75%	8.54%	12/2025	12/2031	25,710	25,647	25,646	2.13%
Vehlo Purchaser, LLC
Software	First Lien(2)(6)	SOFR(M)	+	5.50%	9.22%	12/2025	05/2028	19,699	19,625	19,625
	First Lien	SOFR(M)	+	5.50%	9.22%	06/2025	05/2028	4,066	4,039	4,046
									23,664	23,671	1.96%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Bullhorn, Inc.
Software	First Lien(8)	SOFR(M)	+	5.00%	8.72%	05/2024	10/2029	$11,127	$11,116	$11,127
	First Lien(8)	SOFR(M)	+	5.00%	8.72%	05/2024	10/2029	7,481	7,470	7,481
	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	8.72%	05/2024	10/2029	2,863	2,861	2,863
	First Lien(8)	SOFR(M)	+	5.00%	8.72%	05/2024	10/2029	864	859	864
	First Lien(8)	SOFR(M)	+	5.00%	8.72%	05/2024	10/2029	641	641	641
	First Lien(8)	SOFR(M)	+	5.00%	8.72%	05/2024	10/2029	287	287	287
	First Lien(8)	SOFR(M)	+	5.00%	8.72%	05/2024	10/2029	229	229	229
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	8.72%	05/2024	10/2029	105	104	105
									23,567	23,597	1.96%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.17%	09/2024	05/2029	18,902	18,902	18,713
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.17%	10/2023	05/2029	4,557	4,527	4,512
									23,429	23,225	1.92%
YLG Holdings, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.74%	06/2024	12/2030	21,053	21,040	21,053
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.60%	04/2025	12/2030	264	262	264
									21,302	21,317	1.77%
GC Waves Holdings, Inc.
Financial Services & Technology	First Lien(8)	SOFR(M)	+	4.50%	8.22%	10/2024	10/2030	14,214	14,155	14,214
	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	8.22%	10/2024	10/2030	5,226	5,221	5,226
	First Lien(8)	SOFR(M)	+	4.50%	8.22%	10/2024	10/2030	1,582	1,582	1,582
									20,958	21,022	1.74%
iCIMS, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.75%	9.61%	08/2022	08/2028	11,320	11,299	11,016
	First Lien(4)(7)(8)	SOFR(Q)	+	5.75%	9.61%	08/2022	08/2028	9,587	9,549	9,329
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	9.59%	08/2022	08/2028	536	542	522
									21,390	20,867	1.73%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	6.50%	10.34%	10/2024	11/2029	20,704	20,493	20,704	1.72%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(M)	+	4.25%	7.97%	05/2025	06/2031	11,288	11,220	11,288
	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.47%	05/2024	06/2031	7,196	7,152	7,196
	First Lien(8)	SOFR(M)	+	4.75%	8.47%	05/2024	06/2031	1,447	1,438	1,447
	First Lien(8)	SOFR(M)	+	4.25%	7.97%	05/2025	06/2031	530	517	530
									20,327	20,461	1.70%
CentralSquare Technologies, LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.75%	9.47%	04/2024	04/2030	20,217	20,036	20,217	1.68%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

KENE Acquisition, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.42%	12/2025	02/2031	$12,649	$12,618	$12,649
	First Lien(4)(8)	SOFR(Q)	+	4.75%	8.42%	12/2025	02/2031	4,794	4,794	4,794
	First Lien(8)	SOFR(Q)	+	4.75%	8.42%	12/2025	02/2031	1,930	1,909	1,930
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.44%	12/2025	02/2031	599	599	599
	First Lien(8)	SOFR(Q)	+	4.75%	8.42%	12/2025	02/2031	222	222	222
									20,142	20,194	1.67%
MRI Software LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.42%	10/2024	02/2028	12,933	12,883	12,933
	First Lien(8)	SOFR(Q)	+	4.75%	8.42%	12/2023	02/2028	4,188	4,180	4,188
	First Lien(8)	SOFR(Q)	+	4.75%	8.42%	08/2024	02/2028	2,629	2,621	2,629
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.44%	12/2023	02/2028	240	242	240
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.42%	10/2025	02/2028	189	189	189
									20,115	20,179	1.67%
Asurion, LLC
Business Services	First Lien(2)(6)	SOFR(M)	+	4.25%	7.97%	09/2024	09/2030	19,750	19,421	19,778	1.64%
Brave Parent Holdings, Inc.
Software	First Lien(2)(6)(8)	SOFR(M)	+	4.25%	7.97%	11/2023	11/2030	10,519	10,479	10,519
	First Lien(4)(7)(8)	SOFR(M)	+	4.25%	7.97%	11/2023	11/2030	8,952	8,951	8,952
									19,430	19,471	1.61%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(M)	+	6.00%	9.72%	10/2023	11/2030	18,348	18,207	17,550
	First Lien(8)(9) - Drawn	SOFR(M)	+	6.00%	9.84%	10/2023	11/2029	244	250	233
									18,457	17,783	1.47%
Houghton Mifflin Harcourt Company
Education	First Lien(4)(7)	SOFR(M)	+	5.25%	9.07%	12/2023	04/2029	11,437	11,292	10,124
	First Lien(2)(6)	SOFR(M)	+	5.25%	9.07%	09/2023	04/2029	8,633	8,298	7,642
									19,590	17,766	1.47%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.42%	02/2025	12/2031	17,530	17,372	17,530	1.45%
Eclipse Topco, Inc. (12)
Eclipse Buyer, Inc.
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.25%	09/2024	09/2031	17,280	17,207	17,280	1.43%
Allworth Financial Group, L.P.
Financial Services & Technology	First Lien(8)	SOFR(M)	+	4.75%	8.47%	10/2023	12/2027	12,523	12,446	12,523
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	8.47%	10/2024	12/2027	4,635	4,620	4,635
									17,066	17,158	1.42%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Legends Hospitality Holding Company, LLC
Business Services	First Lien(4)(7)(8)	SOFR(M)*	+	2.75% +2.75%/PIK	9.23%	08/2024	08/2031	$14,709	$14,590	$14,709
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	8.73%	08/2024	08/2031	696	690	696
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	8.73%	08/2024	08/2030	547	545	547
									15,825	15,952	1.32%
OB Hospitalist Group, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.07%	10/2024	09/2027	13,470	13,470	13,470
	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.07%	07/2024	09/2027	2,315	2,298	2,315
									15,768	15,785	1.31%
Relativity ODA LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.22%	01/2024	05/2029	15,655	15,625	15,655	1.30%
IEM New Sub 2, LLC
Business Products	First Lien(4)(7)	SOFR(Q)	+	4.50%	8.27%	12/2025	12/2031	15,235	15,198	15,197	1.26%
Victors Purchaser, LLC
Business Services	First Lien(2)(6)	SOFR(Q)	+	4.50%	8.19%	12/2025	12/2032	14,822	14,803	14,803
	First Lien(9) - Drawn	SOFR(M)	+	4.50%	8.23%	12/2025	12/2032	188	188	188
									14,991	14,991	1.24%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(S)	+	4.75%	8.36%	05/2024	12/2028	11,744	11,702	11,744
	First Lien(4)(7)(8)	SOFR(S)	+	4.75%	8.36%	05/2024	12/2028	3,062	3,051	3,062
									14,753	14,806	1.23%
Sierra Enterprises, LLC
Food & Beverage	First Lien(2)(6)(8)	SOFR(Q)	+	6.00%	9.67%	05/2025	05/2030	14,301	14,204	14,194	1.18%
Foundational Education Group, Inc.
Education	Second Lien(2)(6)(8)	SOFR(Q)	+	6.50%	10.60%	05/2022	08/2029	9,783	8,945	9,783
	First Lien(2)(6)	SOFR(Q)	+	3.75%	7.85%	05/2025	08/2028	4,564	4,209	4,219
									13,154	14,002	1.16%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(8)	SOFR(Q)	+	4.50%	8.17%	01/2024	01/2030	8,422	8,360	8,422
	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.17%	12/2025	01/2030	4,776	4,776	4,776
									13,136	13,198	1.09%
Diligent Corporation
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.82%	04/2024	08/2030	10,980	10,948	10,980
	First Lien(8)	SOFR(Q)	+	5.00%	8.82%	04/2024	08/2030	1,882	1,877	1,882
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	8.75%	04/2024	08/2030	295	295	295
									13,120	13,157	1.09%
Xactly Corporation
Software	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.17%	02/2023	07/2027	12,802	12,789	12,649	1.05%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Firebird Acquisition Corp, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)*	+	2.75% +2.75%/PIK	8.84%	01/2025	02/2032	$10,138	$10,116	$10,113
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.34%	01/2025	02/2032	2,376	2,371	2,370
									12,487	12,483	1.03%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.00%	8.72%	09/2022	10/2029	9,862	9,772	9,862
	First Lien(8)	SOFR(M)	+	5.00%	8.72%	09/2022	10/2029	1,533	1,520	1,533
	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	8.72%	09/2022	10/2029	1,039	1,035	1,039
									12,327	12,434	1.03%
Vamos Bidco, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.42%	01/2025	01/2032	12,417	12,358	12,355	1.02%
Low Voltage Holdings Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.42%	04/2025	04/2032	11,153	11,114	11,111
	First Lien(8)	SOFR(Q)	+	4.75%	8.42%	04/2025	04/2032	1,209	1,205	1,204
									12,319	12,315	1.02%
Lighthouse Buyer, Inc.
Business Services	First Lien(4)(7)	SOFR(A)	+	4.50%	8.04%	12/2025	12/2031	11,815	11,756	11,756
	First Lien(9) - Drawn	SOFR(A)	+	4.50%	8.04%	12/2025	12/2031	394	392	392
									12,148	12,148	1.01%
ComPsych Investments Corp.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.61%	07/2024	07/2031	12,129	12,082	12,129	1.01%
PROS Parent, Inc.
Business Services	First Lien(4)(7)	SOFR(Q)	+	4.75%	8.49%	12/2025	12/2032	11,954	11,939	11,939	0.99%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.48%	10/2025	06/2029	8,800	8,757	8,800
	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.50%	06/2023	06/2029	2,902	2,889	2,902
									11,646	11,702	0.97%
Planview Parent, Inc.
Software	Second Lien(4)(7)(8)	SOFR(Q)	+	5.75%	9.42%	06/2024	12/2028	12,117	12,089	11,587	0.96%
Bonterra LLC
Software	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.42%	03/2025	03/2032	9,281	9,260	9,258
	First Lien(8)	SOFR(Q)	+	4.75%	8.69%	03/2025	03/2032	1,008	1,006	1,006
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.69%	10/2025	03/2032	951	947	947
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.44%	03/2025	03/2032	151	151	151
									11,364	11,362	0.94%
HP TLE Buyer, Inc.
Education	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.42%	07/2025	07/2032	10,938	10,887	10,883	0.90%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Foreside Financial Group, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.22%	05/2022	09/2027	$7,479	$7,467	$7,479
	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.22%	10/2024	09/2027	1,821	1,821	1,821
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.08%	03/2024	09/2027	603	597	603
	First Lien(8)	SOFR(Q)	+	5.25%	9.22%	05/2022	09/2027	356	355	356
	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.22%	05/2022	09/2027	265	264	265
									10,504	10,524	0.87%
DigiCert, Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.75%	9.47%	07/2025	07/2030	10,353	10,281	10,275	0.85%
MedX Holdings, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.47%	07/2025	07/2032	10,044	9,996	9,993	0.83%
Nexus Buyer LLC
Financial Services & Technology	Second Lien(4)(7)	SOFR(M)	+	5.75%	9.47%	08/2025	02/2032	10,000	9,904	9,930	0.82%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second Lien(2)(6)(8)	SOFR(M)	+	5.50%	9.22%	07/2025	07/2033	9,512	9,466	9,464	0.78%
GS Acquisitionco, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.25%	8.92%	03/2024	05/2028	4,997	4,992	4,997
	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	8.92%	03/2024	05/2028	2,302	2,305	2,302
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	8.92%	03/2024	05/2028	994	989	994
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	8.92%	03/2024	05/2028	896	896	896
									9,182	9,189	0.76%
PDI TA Holdings, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.34%	01/2024	02/2031	6,313	6,289	6,313
	First Lien(8)	SOFR(Q)	+	5.50%	9.34%	01/2024	02/2031	2,284	2,275	2,284
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.34%	01/2024	02/2031	501	500	501
									9,064	9,098	0.75%
Denali Intermediate Holdings, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.50%	9.23%	08/2025	08/2032	9,091	9,047	9,045	0.75%
FS WhiteWater Holdings, LLC (13)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.07%	07/2022	12/2029	3,923	3,906	3,923
	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.07%	09/2024	12/2029	3,224	3,203	3,224
	First Lien(8)(9) - Drawn	SOFR(S)	+	5.25%	9.26%	03/2025	12/2029	1,283	1,272	1,283
									8,381	8,430	0.70%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

eResearchTechnology, Inc.
Healthcare	First Lien(2)(6)(8)	SOFR(M)	+	4.75%	8.47%	03/2025	01/2032	$7,046	$6,981	$7,046
	First Lien(8)	SOFR(M)	+	4.75%	8.47%	03/2025	01/2032	1,170	1,162	1,170
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	8.47%	03/2025	01/2032	186	186	186
									8,329	8,402	0.70%
LSCS Holdings, Inc.
Healthcare	First Lien(4)(7)	SOFR(Q)	+	4.50%	8.17%	09/2024	03/2032	8,380	8,293	8,226	0.68%
Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.25%	8.15%	10/2025	10/2032	8,214	8,204	8,204	0.68%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.25%	7.98%	09/2023	09/2029	8,148	8,083	8,148	0.68%
Optimizely North America Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	8.72%	10/2024	10/2031	7,940	7,905	7,940	0.66%
Databricks, Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.27%	12/2024	01/2031	7,975	7,941	7,935	0.66%
Wrench Group LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.42%	10/2025	09/2032	7,857	7,819	7,818	0.65%
Rithum Holdings, Inc. (fka CommerceHub, Inc.)
Software	First Lien(2)(6)	SOFR(Q)	+	4.75%	8.42%	07/2025	07/2032	7,764	7,626	7,776	0.64%
Panzura Holdings, LLC (11)
Panzura, LLC
Software	First Lien(8)	Fixed(Q)*		7.00%+8.00%/PIK	15.00%	08/2023	08/2027	8,098	7,804	7,651	0.63%

RLG Holdings, LLC
Packaging	First Lien(4)(7)	SOFR(M)	+	4.25%	8.08%	09/2025	07/2028	11,778	9,445	7,246
	First Lien	SOFR(M)	+	5.00%	8.72%	10/2025	07/2028	504	388	316
									9,833	7,562	0.63%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.60%	11/2024	11/2031	5,218	5,184	5,218
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	8.63%	11/2024	11/2031	1,032	1,026	1,032
	First Lien(8)	SOFR(Q)	+	4.75%	8.44%	07/2025	11/2031	865	857	865
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.60%	11/2024	11/2031	351	349	351
									7,416	7,466	0.62%
PDQ.com Corporation
Software	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.62%	10/2023	10/2032	3,887	3,869	3,887
	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.42%	10/2025	10/2032	2,944	2,937	2,944
	First Lien(8)	SOFR(Q)	+	4.75%	8.61%	10/2023	10/2032	628	627	628
									7,433	7,459	0.62%
Cloudera, Inc.
Software	Second Lien(2)(6)(8)	SOFR(M)	+	6.00%	9.82%	10/2022	10/2029	7,900	6,993	7,251	0.60%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(8)	SOFR(M)	+	4.50%	8.23%	06/2024	12/2028	$7,120	$7,100	$7,120	0.59%
Archduke Buyer, Inc.
Software	First Lien(4)(7)	SOFR(Q)	+	5.50%	9.27%	12/2025	12/2032	7,101	7,066	7,066	0.59%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.59%	10/2025	10/2032	5,106	5,081	5,080
	First Lien(8)	SOFR(Q)	+	4.75%	8.59%	10/2025	10/2032	1,029	1,019	1,024
	First Lien (4)(7)(8)(17)	SONIA(D)	+	4.50%	8.22%	10/2025	10/2032	£646	866	866
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.59%	10/2025	10/2032	35	35	35
									7,001	7,005	0.58%
Javelin Buyer, Inc.
Software	Second Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.82%	10/2024	12/2032	6,470	6,441	6,470	0.54%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.47%	08/2024	08/2031	6,451	6,423	6,451	0.53%
Greenway Health, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	6.75%	10.42%	12/2023	04/2029	6,238	6,175	6,238	0.52%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.11%	08/2025	08/2031	6,223	6,193	6,192	0.51%
Zest Acquisition Corp.
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.11%	04/2023	02/2028	6,074	5,982	6,074	0.50%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.42%	07/2025	07/2032	6,104	6,075	6,074	0.50%
RailPros Parent, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.25%	8.13%	05/2025	05/2032	5,828	5,801	5,799	0.48%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(8)	SOFR(Q)	+	7.50%	11.27%	07/2022	07/2029	3,043	3,020	3,043
	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	9.57%	07/2022	07/2028	2,667	2,654	2,667
									5,674	5,710	0.47%
Project Accelerate Parent, LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	8.97%	02/2024	02/2031	5,557	5,534	5,557	0.46%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	9.17%	11/2022	04/2029	5,381	5,334	5,381
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.17%	11/2022	04/2029	69	71	69
									5,405	5,450	0.45%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Smile Doctors LLC
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.90%	9.84%	05/2022	12/2028	$3,757	$3,743	$3,660
	First Lien(2)(6)(8)	SOFR(Q)	+	5.90%	9.84%	05/2022	12/2028	1,106	1,095	1,077
	First Lien(8)	SOFR(Q)	+	5.90%	9.84%	06/2023	12/2028	563	558	548
									5,396	5,285	0.44%
Next Holdco, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.09%	11/2023	11/2030	5,196	5,169	5,196	0.43%
Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	6.24%	10.25%	04/2025	03/2028	4,706	4,691	4,706	0.39%
TigerConnect, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.25%	11/2024	08/2029	2,337	2,325	2,337
	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.25%	08/2025	08/2029	2,045	2,030	2,045
	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.25%	11/2024	08/2029	113	113	113
									4,468	4,495	0.37%
Pathway Vet Alliance LLC
Consumer Services	First Lien(4)(7)	SOFR(Q)	+	0.05	8.84%	04/2025	06/2028	4,006	4,023	4,044	0.34%
LogRhythm, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	7.50%	11.34%	07/2024	07/2029	4,196	4,149	3,994	0.33%
KENG Acquisition, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.34%	08/2023	08/2029	1,820	1,804	1,820
	First Lien(8)	SOFR(Q)	+	4.50%	8.34%	08/2023	08/2029	1,392	1,381	1,392
	First Lien(8)	SOFR(Q)	+	4.50%	8.34%	07/2024	08/2029	393	391	393
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.34%	01/2025	08/2029	65	65	65
									3,641	3,670	0.30%
Centegix Intermediate II, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.88%	08/2025	08/2032	3,214	3,199	3,198
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.31%	08/2025	08/2032	319	317	317
									3,516	3,515	0.29%
DOCS, MSO, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	9.63%	06/2022	06/2028	2,928	2,928	2,928
	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	9.57%	02/2025	06/2028	394	392	394
									3,320	3,322	0.28%

Fortis Solutions Group, LLC
Packaging	First Lien(8)	SOFR(Q)	+	5.50%	9.27%	06/2022	10/2028	1,460	1,458	1,460
	First Lien(8)	SOFR(Q)	+	5.50%	9.27%	06/2022	10/2028	1,188	1,187	1,188
	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.27%	06/2022	10/2028	373	373	373
									3,018	3,021	0.25%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Zone Climate Services, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	6.00%	10.04%	10/2023	03/2028	$2,421	$2,414	$2,421
	First Lien(8)	SOFR(Q)	+	6.00%	9.82%	11/2023	03/2028	279	279	279
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.75%	9.71%	11/2023	03/2028	233	233	233
									2,926	2,933	0.24%
Galway Borrower LLC
Business Services	First Lien(8)	SOFR(Q)	+	4.50%	8.17%	04/2024	09/2028	1,787	1,768	1,787
	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.17%	04/2024	09/2028	1,078	1,073	1,078
									2,841	2,865	0.24%
KPSKY Acquisition Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.46%	06/2022	10/2028	1,727	1,719	1,618
	First Lien(8)	SOFR(Q)	+	5.75%	9.67%	11/2023	10/2028	19	19	18
									1,738	1,636	0.14%
KWOR Intermediate I, LLC (15)
KWOR Acquisition, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)*	+	1.00% +5.25%/PIK	10.07%	02/2025	02/2030	1,170	1,170	1,170
	Subordinated(8)	SOFR(Q)*	+	8.00%/PIK	11.82%	02/2025	02/2030	411	411	411
	First Lien(8)	SOFR(Q)	+	5.25%	9.07%	02/2025	02/2030	9	9	9
	First Lien(8)	SOFR(Q)	+	5.25%	9.07%	02/2025	02/2030	6	6	6
									1,596	1,596	0.13%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.22%	07/2025	02/2028	1,351	1,351	1,351
	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.22%	07/2025	02/2028	77	77	77
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.50%	8.22%	07/2025	02/2028	23	23	23
									1,451	1,451	0.12%
DT1 Midco Corp.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	8.72%	06/2025	12/2031	1,341	1,335	1,335
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	8.72%	06/2025	12/2031	32	32	32
									1,367	1,367	0.11%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	8.47%	07/2024	10/2028	1,108	1,103	1,108	0.09%
Riskonnect Parent, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.62%	11/2025	12/2028	451	449	451	0.04%
Total Funded Debt Investments - United States									$1,882,647	$1,882,027	155.95%
Funded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	6.50%	10.45%	02/2024	02/2030	$12,175	$12,062	$12,175
	First Lien(8)	SOFR(Q)	+	6.50%	10.44%	02/2024	02/2030	6,921	6,894	6,921
									18,956	19,096	1.58%
Accelya Lux Finco S.a r.l.**
Business Services	First Lien(4)(7)	SOFR(Q)	+	5.25%	8.92%	09/2025	10/2032	9,552	9,365	9,522	0.79%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Cleanova US Holdings, LLC**
Business Products	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.48%	05/2025	06/2032	$8,385	$8,108	$8,385	0.69%
Total Funded Debt Investments - United Kingdom									$36,429	$37,003	3.06%
Funded Debt Investments - France
Datheos Bidco**
Business Services	First Lien(4)(7)(17)	Euribor(Q)	+	5.00%	7.09%	12/2025	10/2032	€24,911	$29,077	$29,076	2.41%
Total Funded Debt Investments - France									$29,077	$29,076	2.41%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.61%	06/2025	12/2029	$3,993	$3,984	$3,993
	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.61%	12/2022	12/2029	3,411	3,378	3,411
	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.61%	12/2023	12/2029	1,328	1,319	1,328
									8,681	8,732	0.72%
Adelaide Borrower, LLC**
Business Services	First Lien(8)	SOFR(Q)*	+	3.38%+3.38%/PIK	10.42%	05/2024	05/2030	4,780	4,744	4,780
	First Lien(8)(9) - Drawn	SOFR(Q)	+	6.25%	9.98%	05/2024	05/2030	120	120	120
									4,864	4,900	0.41%
Total Funded Debt Investments - Australia									$13,545	$13,632	1.13%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First Lien(4)(7)(8)	SOFR(S)*	+	3.50% + 2.00%/PIK	9.40%	06/2025	07/2031	$10,878	$10,878	$10,878
	First Lien(4)(7)(8)	SOFR(S)*	+	3.50%+ 2.00%/PIK	9.12%	06/2025	07/2031	602	602	602
									11,480	11,480	0.95%
Total Funded Debt Investments - Jersey									$11,480	$11,480	0.95%
Structured Financing Obligation - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligations(8)	SOFR(Q)	+	7.00%	10.86%	11/2024	01/2037	$1,996	$1,996	$2,024	0.17%
Total Structured Financing Obligation - United States									$1,996	$2,024	0.17%
Total Funded Debt Investments									$1,975,174	$1,975,242	163.67%
Equity - United States
HIG Intermediate, Inc. (14)
Business Services	Series A preferred shares (8)	Fixed(Q)		10.50%	10.50%	12/2024	—	14,558	$14,448	$14,558	1.21%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Portage Point Partners, LP
Financial Services & Technology	Preferred shares (5)(8)	Fixed(S)		14.00%	14.00%	09/2024	—	77,399	$7,663	$7,740
	Class B common units (5)(8)	—		—	—	09/2024	—	667	2,415	3,047
									10,078	10,787	0.89%
Eclipse Topco, Inc. (12)
Financial Services & Technology	Preferred shares (8)	Fixed(S)*		12.50%/PIK	12.50%	09/2024	—	461	5,361	5,413	0.45%
Knockout Intermediate Holdings I Inc. (16)
Software	Preferred shares (8)	SOFR(S)*	+	10.75%/PIK	14.35%	06/2022	—	433	690	693	0.06%
KWOR TopCo I, LLC (15)
KWOR Intermediate I, LLC (15)
Business Services	Preferred shares (8)	SOFR(Q)*	+	8.00%/PIK	11.82%	02/2025	—	250	276	276
	Class A-1 common units (8)	—		—	—	02/2025	—	234	245	133
									521	409	0.03%
FS WhiteWater Holdings, LLC (13)
Consumer Services	Class B preferred units (8)	Fixed(A)*		20.00%/PIK	20.00%	10/2024	—	1,396	219	219	0.02%
Panzura Holdings, LLC (11)
Software	Class A-2 common units (3)(8)	—		—	—	09/2023	—	90,351	480	100	0.01%
Total Shares - United States									$31,797	$32,179	2.67%
Total Shares									$31,797	$32,179	2.67%
Total Funded Investments									$2,006,971	$2,007,421	166.34%
Unfunded Debt Investments - United States
OEConnection LLC
Business Services	First Lien(9) - Undrawn	—		—	—	12/2024	12/2028	$2,777	$—	$5
	First Lien(9) - Undrawn	—		—	—	04/2024	12/2032	3,472	(11)	—
									(11)	5	0.00%
FS WhiteWater Holdings, LLC (13)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—		—	—	12/2025	12/2027	5,258	—	—
	First Lien(8)(9) - Undrawn	—		—	—	03/2025	03/2027	97	—	—
									—	—	—%

Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(8)(9) - Undrawn	—		—	—	05/2024	07/2028	1,211	—	—
	First Lien(8)(9) - Undrawn	—		—	—	05/2024	07/2028	1,705	(1)	—
									(1)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Eclipse Topco, Inc. (12)
Eclipse Buyer, Inc.
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	09/2024	09/2026	$2,929	$—	$—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2026	2,871	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2024	10/2028	536	(2)	—
								(2)	—	—%
KWOR Intermediate I, LLC (15)
KWOR Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2025	02/2027	249	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2025	02/2030	188	—	—
								—	—	—%
HIG Intermediate, Inc. (14)
HIG Operations Holdings, Inc.
Business Services	First Lien(9) - Undrawn	—	—	—	03/2024	09/2026	591	—	—	—%
Project Accelerate Parent, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2031	806	(3)	—	—%
Acumatica Holdings, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2032	3,148	—	—	—%
AAH Topco, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	03/2025	03/2027	13,707	—	—	—%
Allworth Financial Group, L.P.
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	10/2024	10/2026	3,302	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2024	12/2027	368	(1)	—
								(1)	—	—%
Anaplan, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2025	06/2028	2,460	—	—	—%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	05/2025	06/2027	4,351	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	06/2030	3,190	(18)	—
								(18)	—	—%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	09/2023	09/2029	626	(5)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Brave Parent Holdings, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2026	$6,136	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2030	1,056	(2)	—
								(2)	—	—%
Bullhorn, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	693	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	10/2029	683	—	—
								—	—	—%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2024	11/2026	1,474	—	—
	First Lien(8)(9) - Undrawn	—	—	—	11/2024	11/2031	526	(4)	—
								(4)	—	—%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	1,629	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	1,086	(4)	—
								(4)	—	—%
ComPsych Investments Corp.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2027	3,507	(9)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	09/2022	05/2026	522	—	—
	First Lien(8)(9) - Undrawn	—	—	—	09/2022	10/2029	1,480	(12)	—
								(12)	—	—%
Coupa Holdings, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	02/2023	06/2027	3,524	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2023	02/2029	2,698	(9)	—
								(9)	—	—%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	1,304	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	10/2028	483	(2)	—
								(2)	—	—%
Diligent Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2026	1,882	(5)	—
	First Lien(8)(9) - Undrawn	—	—	—	04/2024	08/2030	960	(4)	—
								(9)	—	—%
DOCS, MSO, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2028	282	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Al Altius US Bidco, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	$3,077	$—	$—	—%
KENG Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	01/2025	01/2027	1,017	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2023	08/2029	675	(4)	—
								(4)	—	—%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	01/2024	01/2030	1,283	(6)	—	—%
KENE Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2027	19,249	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2025	02/2031	2,797	(7)	—
								(7)	—	—%
eResearchTechnology, Inc.
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	03/2025	01/2027	1,143	(6)	—
	First Lien(8)(9) - Undrawn	—	—	—	03/2025	10/2031	665	(6)	—
								(12)	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	3,731	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2022	09/2027	581	(1)	—
								(1)	—	—%
Superman Holdings, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	3,115	(6)	—	—%
GHX Ultimate Parent Corporation
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	02/2025	12/2031	1,577	(14)	—	—%
IEM New Sub 2, LLC
Business Products	First Lien(9) - Undrawn	—	—	—	12/2025	12/2027	2,955	—	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2024	09/2028	3,146	(11)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	1,681	—	—
	First Lien(8)(9) - Undrawn	—	—	—	03/2024	05/2028	1,522	(4)	—
								(4)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(8)(9) - Undrawn	—	—	—	07/2025	02/2028	132	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Legends Hospitality Holding Company, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	$143	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2030	1,137	(11)	—
								(11)	—	—%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	3,852	(19)	—	—%
Model N, Inc.
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2026	6,549	—	—
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2031	3,493	(14)	—
								(14)	—	—%
MRI Software LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2027	1,387	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2023	02/2028	958	(5)	—
								(5)	—	—%
NC Topco, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	8,738	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	09/2031	3,495	(14)	—
								(14)	—	—%
Next Holdco, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2029	339	(2)	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	10/2024	09/2027	1,933	—	—	—%
Optimizely North America Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2024	10/2031	750	(3)	—	—%
Pioneer Buyer I, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	11/2025	11/2029	3,385	—	—	—%
PDI TA Holdings, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2024	02/2031	182	(1)	—	—%
PDQ.COM Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2027	1,636	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	10/2032	1,647	(7)	—
								(7)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(8)(9) - Undrawn	—	—	—	11/2022	04/2029	347	(5)	—	—%
Runway Bidco, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2026	7,265	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2031	3,633	(16)	—
								(16)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Relativity ODA LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2024	05/2029	$1,401	$(2)	$—	—%
Riskonnect Parent, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	9,349	(15)	—	—%
Safety Borrower Holdings LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2027	5,371	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2024	12/2032	2,749	—	—
								—	—	—%
Zone Climate Services, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2023	03/2028	211	(2)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	10/2023	10/2030	1,229	(9)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2027	1,886	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	06/2029	503	(2)	—
								(2)	—	—%
CentralSquare Technologies, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2030	2,205	(20)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	3,318	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	12/2029	1,358	(3)	—
								(3)	—	—%
Vessco Midco Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2025	05/2028	3,425	—	—
	First Lien(2)(6)(8)(9) - Undrawn	—	—	—	11/2025	07/2026	55	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	1,269	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2031	2,546	(10)	—
								(10)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	08/2022	08/2029	372	(4)	—	—%
Viper Bidco, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	09/2025	09/2027	7,896	—	—	—%
YLG Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	04/2025	11/2026	182	(1)	—
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	12/2030	1,830	(1)	—
								(2)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2032	$1,120	$(1)	$(1)	(0.00)%
PROS Parent, Inc.
Business Services	First Lien(9) - Undrawn	—	—	—	12/2025	12/2032	1,958	(2)	(2)	(0.00)%
Maverick Bidco Inc.
Software	First Lien(9) - Undrawn	—	—	—	12/2025	12/2027	1,286	—	—
	First Lien(9) - Undrawn	—	—	—	12/2025	12/2031	1,028	(3)	(3)
								(3)	(3)	(0.00)%
Archduke Buyer, Inc.
Software	First Lien(9) - Undrawn	—	—	—	12/2025	12/2032	888	(4)	(4)	(0.00)%
Denali Intermediate Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2025	08/2032	909	(4)	(5)	(0.00)%
Victors Purchaser, LLC
Business Services	First Lien(9) - Undrawn	—	—	—	12/2025	12/2027	1,161	—	—
	First Lien(9) - Undrawn	—	—	—	12/2025	12/2032	2,020	(5)	(5)
								(5)	(5)	(0.00)%
DigiCert, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2030	749	(5)	(6)	(0.00)%
Centegix Intermediate II, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2025	08/2032	244	(1)	(1)
	First Lien(8)(9) - Undrawn	—	—	—	08/2025	08/2027	938	—	(5)
								(1)	(6)	(0.00)%
Xactly Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2027	538	—	(6)	(0.00)%
Jeppesen Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	10/2025	11/2032	2,710	(7)	(7)	(0.00)%
Vehlo Purchaser, LLC
Software	First Lien(9) - Undrawn	—	—	—	12/2025	05/2028	2,041	(8)	(8)	(0.00)%
Lighthouse Buyer, Inc.
Business Services	First Lien(9) - Undrawn	—	—	—	12/2025	12/2028	9,846	—	—
	First Lien(9) - Undrawn	—	—	—	12/2025	12/2031	1,575	(8)	(8)
								(8)	(8)	(0.00)%
Databricks, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2025	01/2028	26,862	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2024	07/2026	1,772	—	(9)
								—	(9)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Businessolver.com, Inc.
Business Services	First Lien(9) - Undrawn	—	—	—	12/2025	12/2027	$5,198	$—	$—
	First Lien(9) - Undrawn	—	—	—	12/2025	12/2032	3,663	(9)	(9)
								(9)	(9)	(0.00)%
Wrench Group LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	10/2025	09/2027	1,071	—	(5)
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	09/2031	1,071	(5)	(5)
								(5)	(10)	(0.00)%
Pike Corporation
Business Services	First Lien(9) - Undrawn	—	—	—	12/2025	12/2028	6,871	—	—
	First Lien(9) - Undrawn	—	—	—	12/2025	12/2032	4,581	(11)	(11)
								(11)	(11)	(0.00)%
HP TLE Buyer, Inc.
Education	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2032	2,406	(11)	(12)	(0.00)%
Firebird Acquisition Corp, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	01/2025	02/2032	1,761	(4)	(4)
	First Lien(8)(9) - Undrawn	—	—	—	01/2025	02/2027	3,485	—	(9)
								(4)	(13)	(0.00)%
RailPros Parent, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2025	05/2032	899	(4)	(4)
	First Lien(8)(9) - Undrawn	—	—	—	05/2025	05/2027	1,798	—	(9)
								(4)	(13)	(0.00)%
Sierra Enterprises, LLC
Food & Beverage	First Lien(8)(9) - Undrawn	—	—	—	05/2025	05/2030	1,819	(12)	(14)	(0.00)%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	08/2025	08/2031	691	(3)	(3)
	First Lien(8)(9) - Undrawn	—	—	—	08/2025	08/2027	2,074	—	(10)
								(3)	(13)	(0.00)%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2032	763	(4)	(4)
	First Lien(8)(9) - Undrawn	—	—	—	07/2025	01/2028	2,035	—	(10)
								(4)	(14)	(0.00)%
Low Voltage Holdings Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	04/2025	04/2032	1,552	(5)	(6)
	First Lien(8)(9) - Undrawn	—	—	—	04/2025	10/2027	2,476	—	(9)
								(5)	(15)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Bonterra LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2025	03/2032	$857	$(2)	$(2)
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2027	2,709	—	(14)
								(2)	(16)	(0.00)%
Meta Buyer LLC
Healthcare	First Lien(9) - Undrawn	—	—	—	12/2025	12/2027	7,342	—	—
	First Lien(9) - Undrawn	—	—	—	12/2025	03/2026	3,671	—	—
	First Lien(9) - Undrawn	—	—	—	12/2025	12/2031	4,804	(18)	(18)
								(18)	(18)	(0.00)%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	10/2025	07/2027	3,868	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	07/2027	3,774	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	07/2027	104	—	(1)
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	07/2027	966	—	(5)
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2032	2,879	(14)	(14)
								(14)	(20)	(0.00)%
LogRhythm, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2029	420	(4)	(20)	(0.00)%
Diamondback Acquisition, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	09/2025	09/2032	3,291	(8)	(8)
	First Lien(8)(9) - Undrawn	—	—	—	09/2025	09/2027	6,097	—	(15)
								(8)	(23)	(0.00)%
DT1 Midco Corp.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	06/2025	12/2030	674	(3)	(3)
	First Lien(8)(9) - Undrawn	—	—	—	06/2025	04/2027	4,462	—	(22)
								(3)	(25)	(0.00)%
iCIMS, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2022	08/2028	1,088	(10)	(29)	(0.00)%
MedX Holdings, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2032	1,778	(8)	(9)
	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2027	4,178	—	(21)
								(8)	(30)	(0.01)%
Vamos Bidco, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2025	01/2032	1,560	(7)	(8)
	First Lien(8)(9) - Undrawn	—	—	—	01/2025	02/2027	5,200	—	(26)
								(7)	(34)	(0.01)%
Einstein Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2025	01/2031	3,560	(30)	(36)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

PetVet Care Centers, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	10/2023	11/2029	$2,198	$(22)	$(96)	(0.01)%
Total Unfunded Debt Investments - United States								$(565)	$(536)	(0.04)%
Unfunded Debt Investments - Australia
Adelaide Borrower, LLC**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	$1,048	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2030	547	(5)	—
								(5)	—	—%
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2022	12/2028	740	(3)	—	—%
Total Unfunded Debt Investments - Australia								$(8)	$—	—%
Unfunded Debt Investments - France
Datheos Bidco**
Business Services	First Lien(9)(17) - Undrawn	—	—	—	12/2025	10/2029	€4,529	$—	$—	—%
Total Unfunded Debt Investments - France								$—	$—	—%
Unfunded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2030	$3,874	$(33)	$—	—%
Total Unfunded Debt Investments - United Kingdom								$(33)	$—	0.00%
Total Unfunded Debt Investments								$(606)	$(536)	(0.04)%
Total Non-Controlled/Non-Affiliated Investments								$2,006,365	$2,006,885	166.30%
Total Investments								$2,006,365	$2,006,885	166.30%

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

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)
(10)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (SONIA), the Euro Interbank Offered Rate (EURIBOR) and the alternative base rate (Base) and which resets Daily (D), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2025.
(11)The Company holds Class A-2 common units in Panzura Holdings, LLC and a first lien term loan in Panzura, LLC, a wholly-owned subsidiary of Panzura Holdings, LLC.
(12)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of it's equity investment plus unpaid compounded dividends was $5,407.
(13)The Company holds preferred equity in FS WhiteWater Holdings, LLC and a first lien term loan and a first lien delayed draw in FS WhiteWater Borrower, LLC, a wholly-owned subsidiary of FS WhiteWater Holdings, LLC. The Company's Class B preferred units are entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of it's equity investment plus unpaid compounded dividends was $219.
(14)The Company holds preferred equity in HIG Intermediate, Inc. and a first lien term loan and a first lien delayed draw in HIG Operations Holdings, Inc., a wholly-owned subsidiary of HIG Intermediate, Inc.
(15)The Company holds Class A-1 common units in KWOR TopCo I, LLC and preferred equity and subordinated notes in KWOR Intermediate I, LLC, a wholly-owned subsidiary of KWOR Intermediate I, LLC. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of it's share plus unpaid compounded dividends was $276.
(16)The Company's preferred equity investment in Knockout Intermediate Holdings I Inc. is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of it's share plus unpaid compounded dividends was $694.
(17)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of December 31, 2025, the par value U.S. dollar equivalent of the Packaging Coordinators Midco, Inc. first lien delayed draw is $871 and the Datheos Bidco first lien term loan and undrawn delayed draw term loan is $29,259 and $5,320, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
(18)Par amount is denominated in United States Dollar unless otherwise noted, which may include British Pound ("£") and/or Euro ("€").
*    All or a portion of interest contains payment in kind ("PIK") interest. See Note 2. Summary of Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2025, 4.54% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025

December 31, 2025
Investment Type	Percent of Total Investments at Fair Value
First lien	94.83%
Second lien	2.71%
Subordinated	0.76%
Structured finance obligations	0.10%
Equity and other	1.60%
Total investments	100.00%

December 31, 2025
Industry Type	Percent of Total Investments at Fair Value
Business Services	36.29%
Software	28.90%
Financial Services & Technology	14.26%
Healthcare	10.57%
Consumer Services	5.00%
Education	2.12%
Business Products	1.18%
Food & Beverage	0.71%
Packaging	0.53%
Distribution & Logistics	0.34%
Investment Fund	0.10%
Total investments	100.00%

December 31, 2025
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	97.63%
Fixed rates	2.37%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Viper Bidco, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.52%	11/2024	11/2031	$42,280	$42,071	$42,069	5.13%
Sierra Enterprises, LLC
Food & Beverage	First Lien(4)(7)(8)	SOFR(Q)	+	6.75%	11.34%	04/2023	05/2027	21,724	19,821	21,724
	First Lien(2)(6)(8)	SOFR(Q)	+	6.75%	11.34%	07/2023	05/2027	20,126	18,004	20,126
								41,850	37,825	41,850	5.10%
Coupa Holdings, LLC
Software	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.84%	02/2023	02/2030	39,266	39,071	39,266	4.79%
Diamondback Acquisition, Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.50%	9.96%	10/2024	09/2028	38,846	38,657	38,846	4.74%
Accession Risk Management Group, Inc.
Business Services	First Lien(4)(7)	SOFR(Q)	+	4.75%	9.32%	09/2024	11/2029	27,171	27,094	27,205
	First Lien(2)(6)	SOFR(Q)	+	4.75%	9.21%	09/2024	11/2029	4,975	4,981	4,981
	First Lien	SOFR(Q)	+	4.75%	9.26%	08/2023	11/2029	2,498	2,498	2,501
	First Lien(4)(7)	SOFR(Q)	+	4.75%	9.26%	08/2023	11/2029	1,964	1,964	1,966
	First Lien	SOFR(Q)	+	4.75%	9.33%	08/2024	11/2029	637	635	638
								37,245	37,172	37,291	4.55%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.57%	10/2023	10/2028	12,701	12,701	12,701
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.57%	10/2023	10/2028	10,451	10,451	10,451
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	9.44%	02/2024	10/2028	4,711	4,682	4,711
	Subordinated(8)	Fixed(Q)*	+	13.00%/PIK	13.00%	05/2023	05/2033	4,231	4,192	4,231
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.56%	10/2023	10/2028	2,187	2,187	2,187
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.50%	10/2023	10/2028	1,258	1,258	1,258
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.55%	10/2023	10/2028	176	176	176
								35,715	35,647	35,715	4.35%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	6.50%	11.32%	05/2024	07/2028	27,381	27,369	27,381
	Subordinated(8)	Fixed(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	4,409	4,400	4,409
	Subordinated(8)	Fixed(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	1,684	1,680	1,684
	First Lien(8)(9) - Drawn	SOFR(Q)	+	6.50%	11.28%	05/2024	07/2028	852	852	852
	First Lien(8)(9) - Drawn	SOFR(Q)	+	6.50%	11.32%	05/2024	07/2028	354	353	354
								34,680	34,654	34,680	4.23%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(8)	SOFR(Q)	+	6.00%	10.52%	09/2023	08/2029	$17,036	$16,967	$17,036
	First Lien(4)(7)(8)	SOFR(Q)	+	5.75%	10.26%	08/2022	08/2029	12,454	12,454	12,454
	First Lien(2)(6)(8)	SOFR(Q)	+	5.75%	10.26%	08/2022	08/2029	4,552	4,517	4,552
								34,042	33,938	34,042	4.16%
Model N, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.33%	06/2024	06/2031	23,769	23,656	23,650
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.33%	06/2024	06/2031	8,240	8,200	8,199
								32,009	31,856	31,849	3.88%
NC Topco, LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(M)*	+	2.50% +2.75%/PIK	9.61%	08/2024	09/2031	30,578	30,432	30,425	3.71%
IG Investments Holdings, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.67%	03/2024	09/2028	29,920	29,785	29,920	3.65%
HIG Intermediate, Inc. (16)
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.86%	08/2023	11/2028	23,117	23,038	23,117
	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	8.86%	08/2023	11/2028	3,808	3,808	3,808
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	9.11%	03/2024	11/2028	2,611	2,601	2,611
								29,536	29,447	29,536	3.60%
Runway Bidco, LLC
Software	First Lien(4)(7)	SOFR(Q)	+	5.00%	9.33%	12/2024	12/2031	29,242	29,097	29,096	3.55%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.08%	08/2024	08/2031	21,557	21,453	21,449
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.08%	08/2024	08/2031	4,014	3,995	3,994
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.08%	08/2024	08/2031	630	628	627
								26,201	26,076	26,070	3.18%
OEConnection LLC
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.36%	04/2024	04/2031	25,719	25,600	25,719	3.14%
USRP Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.36%	10/2023	12/2029	11,968	11,968	11,968
	First Lien(2)(6)(8)	SOFR(M)	+	5.00%	9.36%	10/2023	12/2029	10,828	10,805	10,828
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.36%	07/2023	12/2029	2,225	2,193	2,225
								25,021	24,966	25,021	3.05%
OA Buyer, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	9.11%	06/2024	12/2028	24,890	24,835	24,890	3.04%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Syndigo LLC
Software	First Lien(2)(6)	SOFR(Q)	+	4.50%	9.28%	08/2023	12/2027	$17,001	$16,241	$17,054
	Second Lien(2)(6)(8)	SOFR(Q)	+	8.00%	12.89%	10/2022	12/2028	7,358	6,916	7,358
								24,359	23,157	24,412	2.98%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.61%	09/2024	05/2029	19,094	19,094	19,094
	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	10.11%	10/2023	05/2029	4,604	4,566	4,604
								23,698	23,660	23,698	2.89%
Bullhorn, Inc.
Software	First Lien(8)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	11,127	11,114	11,127
	First Lien(8)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	7,481	7,467	7,481
	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	2,863	2,860	2,863
	First Lien(8)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	641	641	641
	First Lien(8)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	287	287	287
	First Lien(8)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	229	229	229
								22,628	22,598	22,628	2.76%
Superman Holdings, LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.86%	08/2024	08/2031	21,607	21,555	21,553	2.63%
Nielsen Consumer Inc.**
Business Services	First Lien(2)	SOFR(M)	+	4.75%	9.11%	06/2024	03/2028	21,155	20,184	21,106	2.57%
iCIMS, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.75%	10.38%	08/2022	08/2028	11,320	11,292	11,236
	First Lien(2)(8)	SOFR(Q)	+	5.75%	10.38%	08/2022	08/2028	9,587	9,537	9,515
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	10.34%	08/2022	08/2028	325	331	323
								21,232	21,160	21,074	2.57%
Vessco Midco Holdings, LLC
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	9.11%	07/2024	07/2031	19,463	19,371	19,366
	First Lien(8)(9) - Drawn	SOFR(S)	+	4.75%	9.04%	07/2024	07/2031	1,708	1,700	1,700
								21,171	21,071	21,066	2.57%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	6.75%	11.30%	10/2024	11/2029	21,019	20,761	20,757	2.53%
Knockout Intermediate Holdings I Inc. (12)
Kaseya Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	10.09%	11/2023	06/2029	11,277	11,190	11,277
	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	10.09%	06/2022	06/2029	7,925	7,885	7,925
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	10.09%	06/2022	06/2029	641	632	641
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.83%	06/2022	06/2029	290	289	290
	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	10.09%	06/2022	06/2029	71	71	71
								20,204	20,067	20,204	2.46%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Houghton Mifflin Harcourt Company
Education	First Lien(4)(7)	SOFR(M)	+	5.25%	9.71%	12/2023	04/2029	$11,556	$11,372	$11,401
	First Lien(2)(6)	SOFR(M)	+	5.25%	9.71%	09/2023	04/2029	8,723	8,300	8,606
								20,279	19,672	20,007	2.44%
Asurion, LLC
Business Services	First Lien(2)(6)	SOFR(M)	+	4.25%	8.61%	09/2024	09/2030	19,950	19,563	19,941	2.43%
CentralSquare Technologies, LLC
Software	First Lien(4)(7)(8)	SOFR(M)*	+	2.88% +3.38%/PIK	10.63%	04/2024	04/2030	19,829	19,611	19,829	2.42%
Brave Parent Holdings, Inc.
Software	First Lien(2)(6)(8)	SOFR(M)	+	5.00%	9.36%	11/2023	11/2030	10,626	10,579	10,626
	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.36%	11/2023	11/2030	7,827	7,827	7,827
	First Lien(4)(7)(8)(9) - Drawn	SOFR(M)	+	5.00%	9.36%	11/2023	11/2030	1,216	1,212	1,216
								19,669	19,618	19,669	2.40%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(M)	+	6.00%	10.36%	10/2023	11/2030	18,536	18,372	18,536	2.26%
YLG Holdings, Inc.
Business Services	First Lien(4)(8)	SOFR(Q)	+	4.75%	9.09%	06/2024	12/2030	18,305	18,305	18,305	2.23%
Enverus Holdings, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.50%	9.86%	12/2023	12/2029	17,627	17,513	17,627
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.50%	9.86%	12/2023	12/2029	40	42	40
								17,667	17,555	17,667	2.15%
MRI Software LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.08%	10/2024	02/2027	13,069	12,977	13,069
	First Lien(8)	SOFR(Q)	+	4.75%	9.08%	12/2023	02/2027	4,233	4,218	4,233
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.08%	08/2024	02/2027	252	248	252
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.08%	12/2023	02/2027	55	56	55
								17,609	17,499	17,609	2.15%
Eclipse Topco, Inc. (14)
Eclipse Buyer, Inc.
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	9.26%	09/2024	09/2031	17,280	17,197	17,195	2.10%
Oranje Holdco, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	7.75%	12.32%	02/2023	02/2029	11,668	11,558	11,668
	First Lien(8)	SOFR(Q)	+	7.25%	11.82%	06/2024	02/2029	5,454	5,404	5,454
								17,122	16,962	17,122	2.09%
Safety Borrower Holdings LLC
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.72%	03/2024	09/2027	15,938	15,938	15,938
	First Lien(8)(9) - Drawn	P(Q)	+	4.25%	11.75%	10/2024	09/2027	281	281	281
								16,219	16,219	16,219	1.98%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
OB Hospitalist Group, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.71%	10/2024	09/2027	$13,610	$13,610	$13,610
	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.71%	07/2024	09/2027	2,338	2,313	2,338
								15,948	15,923	15,948	1.98%
Relativity ODA LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.86%	01/2024	05/2029	15,655	15,618	15,591	1.90%
AAH Topco, LLC
Consumer Services	First Lien(8)(9) - Drawn	SOFR(M)	+	5.25%	9.71%	11/2023	12/2027	15,568	15,453	15,568	1.90%
Healthspan Buyer, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.58%	10/2024	10/2030	10,401	10,376	10,401
	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.58%	10/2023	10/2030	5,069	5,025	5,069
								15,470	15,401	15,470	1.90%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(S)	+	4.75%	9.03%	05/2024	12/2028	11,744	11,690	11,744
	First Lien(4)(7)(8)	SOFR(S)	+	4.75%	9.03%	05/2024	12/2028	3,062	3,048	3,062
								14,806	14,738	14,806	1.81%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)*	+	2.75% +2.75%/PIK	10.02%	08/2024	08/2031	14,413	14,275	14,269
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.41%	08/2024	08/2030	168	168	167
								14,581	14,443	14,436	1.76%
DOXA Insurance Holdings LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.60%	12/2023	12/2030	7,133	7,069	7,133
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.74%	12/2023	12/2030	6,553	6,495	6,553
								13,686	13,564	13,686	1.67%
GraphPAD Software, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.08%	06/2024	06/2031	12,830	12,799	12,798
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	9.08%	06/2024	06/2031	321	321	320
								13,151	13,120	13,118	1.60%
Diligent Corporation
Software	First Lien(4)(7)(8)	SOFR(S)	+	5.00%	10.09%	04/2024	08/2030	10,980	10,942	10,980
	First Lien(8)	SOFR(S)	+	5.00%	10.09%	04/2024	08/2030	1,882	1,876	1,882
								12,862	12,818	12,862	1.57%
Allworth Financial Group, L.P.
Financial Services & Technology	First Lien(8)	SOFR(M)	+	5.00%	9.36%	10/2023	12/2027	12,650	12,534	12,650
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.36%	10/2024	12/2027	149	148	149
								12,799	12,682	12,799	1.56%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
More cowbell II LLC
Financial Services & Technology	First Lien(2)(6)(8)	SOFR(A)	+	5.00%	8.89%	08/2023	09/2030	$12,089	$12,011	$12,089
	First Lien(8)(9) - Drawn	SOFR(S)	+	5.00%	9.33%	08/2023	09/2029	692	689	692
								12,781	12,700	12,781	1.56%
CommerceHub, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	6.25%	10.90%	06/2023	12/2027	12,707	12,218	12,707	1.55%
Xactly Corporation
Software	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.86%	02/2023	07/2027	12,802	12,781	12,660	1.54%
Ciklum Inc.**
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	6.50%	11.17%	02/2024	02/2030	12,299	12,163	12,299	1.50%
Planview Parent, Inc.
Software	Second Lien(4)(7)	SOFR(Q)	+	5.75%	10.08%	06/2024	12/2028	12,117	12,081	12,086	1.47%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.25%	9.61%	09/2022	10/2029	9,962	9,852	9,962
	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.61%	09/2022	10/2029	1,050	1,045	1,050
								11,012	10,897	11,012	1.34%
Avalara, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	6.25%	10.58%	10/2022	10/2028	7,955	7,885	7,955
	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.58%	01/2024	10/2028	3,030	3,030	3,030
								10,985	10,915	10,985	1.34%
Foreside Financial Group, LLC
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.25%	9.71%	05/2022	09/2027	7,557	7,538	7,557
	First Lien(2)(6)(8)	SOFR(M)	+	5.25%	9.71%	10/2024	09/2027	1,840	1,840	1,840
	First Lien(8)	SOFR(M)	+	5.25%	9.71%	05/2022	09/2027	360	358	360
	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.71%	05/2022	09/2027	268	267	268
								10,025	10,003	10,025	1.22%
Pushpay USA Inc.**
Financial Services & Technology	First Lien(4)(7)	SOFR(Q)	+	4.50%	8.83%	08/2024	08/2031	9,677	9,584	9,762	1.19%
GS Acquisitionco, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.25%	9.58%	03/2024	05/2028	6,446	6,437	6,446
	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.58%	03/2024	05/2028	2,326	2,331	2,326
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.58%	03/2024	05/2028	707	702	707
								9,479	9,470	9,479	1.16%
Michael Baker International, LLC
Business Services	First Lien(4)(7)	SOFR(M)	+	4.75%	9.11%	05/2024	12/2028	9,259	9,232	9,294	1.13%
Disco Parent, Inc.
Financial Services & Technology	First Lien(2)(6)(8)	SOFR(Q)	+	7.50%	12.01%	03/2023	03/2029	8,900	8,814	8,900	1.09%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(8)	SOFR(M)	+	6.50%	10.86%	01/2024	01/2030	8,696	8,619	8,696	1.06%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
FS WhiteWater Holdings, LLC (15)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.75%	10.23%	09/2024	12/2027	$3,885	$3,849	$3,885
	First Lien(2)(6)(8)	SOFR(Q)	+	6.00%	10.48%	07/2022	12/2027	4,728	4,698	4,728
								8,613	8,547	8,613	1.05%
GC Waves Holdings, Inc.
Financial Services & Technology	First Lien(2)(6)(8)	SOFR(M)	+	4.75%	9.21%	10/2024	10/2030	5,279	5,272	5,279
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	9.21%	10/2024	10/2030	1,716	1,707	1,716
	First Lien(8)	SOFR(M)	+	4.75%	9.21%	10/2024	10/2030	1,598	1,598	1,598
								8,593	8,577	8,593	1.05%
QBS Parent, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.27%	11/2024	11/2031	8,480	8,459	8,458	1.03%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.64%	09/2023	09/2029	8,148	8,069	8,148	0.99%
Optimizely North America Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.36%	10/2024	10/2031	8,000	7,961	7,960	0.97%
Databricks, Inc.
Software	First Lien(4)	SOFR(Q)	+	4.50%	8.83%	12/2024	01/2031	7,975	7,935	7,935	0.97%
Park Place Technologies, LLC
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.61%	07/2024	03/2031	7,654	7,635	7,635
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.25%	9.80%	07/2024	03/2030	258	258	258
								7,912	7,893	7,893	0.96%
Cloudera, Inc.
Software	Second Lien(2)(6)	SOFR(M)	+	6.00%	10.46%	10/2022	10/2029	7,900	6,817	7,777	0.95%
ComPsych Investments Corp.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.38%	07/2024	07/2031	7,763	7,744	7,744	0.94%
PDI TA Holdings, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	10.09%	01/2024	02/2031	6,058	6,031	6,058
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	10.00%	01/2024	02/2031	881	875	881
	First Lien(8)	SOFR(Q)	+	5.50%	10.09%	01/2024	02/2031	725	724	725
								7,664	7,630	7,664	0.93%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	9.11%	05/2024	06/2031	7,269	7,219	7,214
	First Lien(8)	SOFR(M)	+	4.75%	9.11%	05/2024	06/2031	313	312	309
								7,582	7,531	7,523	0.92%
Foundational Education Group, Inc.
Education	Second Lien(2)(6)(8)	SOFR(Q)	+	6.50%	11.35%	05/2022	08/2029	7,333	6,471	7,333	0.89%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	9.36%	08/2024	08/2031	$6,516	$6,484	$6,483
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.36%	08/2024	08/2031	489	486	486
								7,005	6,970	6,969	0.85%
Panzura Holdings, LLC (13)
Panzura, LLC
Software	First Lien(8)	Fixed(Q)*	+	4.00% +13.00%/PIK	17.00%	08/2023	08/2027	7,308	6,861	6,935	0.85%
Javelin Buyer, Inc.
Software	Second Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.69%	10/2024	12/2032	6,470	6,438	6,438	0.79%
Anaplan, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.25%	9.58%	01/2024	06/2029	3,333	3,333	3,333
	First Lien(2)(8)	SOFR(Q)	+	5.25%	9.58%	06/2022	06/2029	3,000	2,979	3,000
								6,333	6,312	6,333	0.77%
Greenway Health, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	6.75%	11.08%	12/2023	04/2029	6,302	6,222	6,302	0.77%
Zest Acquisition Corp.
Healthcare	First Lien(2)(6)	SOFR(Q)	+	5.25%	9.84%	04/2023	02/2028	6,136	6,006	6,213	0.76%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(8)	SOFR(Q)	+	7.50%	11.93%	07/2022	07/2029	3,096	3,068	3,096
	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	10.21%	07/2022	07/2028	2,694	2,677	2,694
								5,790	5,745	5,790	0.71%
Project Accelerate Parent, LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.61%	02/2024	02/2031	5,613	5,587	5,613	0.68%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	9.83%	11/2022	04/2029	5,437	5,377	5,437
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.83%	11/2022	04/2029	83	84	83
								5,520	5,461	5,520	0.67%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.57%	11/2024	11/2031	5,258	5,219	5,218
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.46%	11/2024	11/2031	245	244	244
								5,503	5,463	5,462	0.67%
Bayou Intermediate II, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	9.35%	12/2024	08/2028	5,408	5,372	5,408	0.66%
RxB Holdings, Inc.
Healthcare	First Lien(2)(6)(8)	SOFR(M)	+	5.25%	9.61%	06/2023	12/2027	5,189	5,097	5,189	0.63%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Smile Doctors LLC
Healthcare	First Lien(2)(6)(8)	SOFR(S)	+	5.90%	10.81%	05/2022	12/2028	$3,795	$3,776	$3,727
	First Lien(2)(6)(8)	SOFR(S)	+	5.90%	10.81%	05/2022	12/2028	1,117	1,103	1,097
	First Lien(8)(9) - Drawn	SOFR(S)	+	5.90%	10.68%	06/2023	12/2028	341	338	335
								5,253	5,217	5,159	0.63%
LSCS Holdings, Inc.
Healthcare	First Lien(4)(7)	SOFR(M)	+	4.50%	8.97%	09/2024	12/2028	4,974	4,974	5,015	0.61%
Bracket Intermediate Holding Corp.
Healthcare	First Lien(2)(6)	SOFR(Q)	+	4.25%	8.58%	05/2023	05/2028	4,898	4,791	4,949	0.60%
Adelaide Borrower, LLC**
Business Services	First Lien(8)	SOFR(Q)	+	6.25%	10.58%	05/2024	05/2030	4,698	4,656	4,698	0.57%
LogRhythm, Inc.
Software	First Lien(2)(6)(8)	SOFR(M)	+	7.50%	11.86%	07/2024	07/2029	4,196	4,138	4,196	0.51%
PDQ.com Corporation
Software	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	9.41%	10/2023	08/2027	3,927	3,899	3,927	0.47%
WatchGuard Technologies, Inc.
Software	First Lien(2)(6)	SOFR(M)	+	5.25%	9.61%	08/2022	07/2029	3,703	3,616	3,677	0.45%
KENE Acquisition, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.84%	02/2024	02/2031	3,509	3,477	3,509
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.25%	9.59%	02/2024	02/2031	162	161	162
								3,671	3,638	3,671	0.45%
Businessolver.com, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	9.93%	10/2023	12/2027	3,457	3,457	3,457
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.93%	10/2023	12/2027	148	148	148
								3,605	3,605	3,605	0.44%
Next Holdco, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.75%	10.27%	11/2023	11/2030	3,494	3,471	3,494	0.43%
CB Buyer, Inc.
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.61%	07/2024	07/2031	3,308	3,293	3,292	0.40%
DOCS, MSO, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	10.40%	06/2022	06/2028	2,958	2,958	2,942	0.36%
Galway Borrower LLC
Business Services	First Lien(8)	SOFR(Q)	+	4.50%	8.83%	04/2024	09/2028	1,806	1,780	1,788
	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.83%	04/2024	09/2028	1,090	1,083	1,080
								2,896	2,863	2,868	0.35%
Barracuda Parent, LLC
Software	First Lien(2)(6)	SOFR(Q)	+	4.50%	9.09%	05/2022	08/2029	2,940	2,908	2,731	0.33%
Zone Climate Services, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	6.00%	10.80%	10/2023	03/2028	2,446	2,436	2,446
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	10.42%	11/2023	03/2028	222	221	217
								2,668	2,657	2,663	0.31%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
KENG Acquisition, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.00%	9.36%	08/2023	08/2029	$1,838	$1,819	$1,838
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.36%	08/2023	08/2029	626	620	626
								2,464	2,439	2,464	0.30%
TigerConnect, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(S)*	+	3.38% +3.38%/PIK	11.39%	11/2024	02/2028	2,337	2,320	2,337	0.28%
KWOR Acquisition, Inc.
Business Services	First Lien(2)(6)(8)	P(Q)(11)	+	4.25%	11.75%	06/2022	12/2028	1,906	1,894	1,542
	First Lien(8)	P(Q)(11)	+	4.25%	11.75%	06/2022	12/2028	555	555	449
								2,461	2,449	1,991	0.24%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(7)(8)	SOFR(S)	+	5.25%	9.78%	06/2023	06/2028	1,940	1,931	1,940	0.24%
Fortis Solutions Group, LLC
Packaging	First Lien(8)	SOFR(Q)	+	5.50%	9.93%	06/2022	10/2028	1,056	1,056	1,056
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.90%	06/2022	10/2028	418	413	418
	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.93%	06/2022	10/2028	377	377	377
								1,851	1,846	1,851	0.22%
KPSKY Acquisition Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	10.15%	06/2022	10/2028	1,745	1,734	1,679
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	10.36%	11/2023	10/2028	19	19	18
								1,764	1,753	1,697	0.20%
Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(8)(9) - Drawn	SOFR(S)	+	4.75%	9.18%	06/2024	12/2028	1,552	1,539	1,552	0.18%
Calabrio, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	10.01%	01/2024	04/2027	840	834	840	0.09%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.37%	07/2024	10/2028	97	96	97	0.01%
Total Funded Debt Investments - United States								$1,482,878	$1,466,211	$1,479,321	180.39%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.63%	12/2022	12/2029	$3,445	$3,405	$3,445
	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.63%	12/2023	12/2029	1,342	1,330	1,342
								4,787	4,735	4,787	0.58%
Total Funded Debt Investments - Australia								$4,787	$4,735	$4,787	0.58%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Structured Financing Obligation - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligations	SOFR(S)	+	7.00%	11.46%	11/2024	01/2037	$1,996	$1,996	$1,996	0.24%
Total Structured Financing Obligation - United States								$1,996	$1,996	$1,996	0.24%
Total Funded Debt Investments								$1,489,661	$1,472,942	$1,486,104	181.21%
Equity - United States
HIG Intermediate, Inc. (16)
Business Services	Preferred shares	Fixed(Q)*		11.00%/PIK	11.00%	12/2024	—	14,557	$14,448	$14,448	1.76%
Portage Point Partners, LP
Financial Services & Technology	Preferred shares (5)(8)	Fixed(S)*		14.00%/PIK	14.00%	09/2024	—	77,399	7,935	7,932
	Ordinary Shares (5)(8)	—		—	—	09/2024	—	667	2,415	2,415
								78,066	10,350	10,347	1.26%
Eclipse Topco, Inc. (14)
Financial Services & Technology	Preferred shares (8)	Fixed(S)*		12.50%/PIK	12.50%	09/2024	—	461	4,743	4,742	0.58%
Knockout Intermediate Holdings I Inc. (12)
Software	Preferred shares (8)	SOFR(S)*	+	10.75%/PIK	15.03%	06/2022	—	789	1,084	1,094	0.13%
FS WhiteWater Holdings, LLC (15)
Consumer Services	Preferred shares (8)	Fixed(A)*		20.00%/PIK	20.00%	10/2024	—	1,396	183	182	0.02%
Panzura Holdings, LLC (13)
Software	Ordinary Shares (3)(8)	—		—	—	09/2023	—	88,767	480	144	0.02%
Total Shares - United States									$31,288	$30,957	3.77%
Total Shares									$31,288	$30,957	3.77%
Total Funded Investments									$1,504,230	$1,517,061	184.98%
Unfunded Debt Investments - United States
Accession Risk Management Group, Inc.
Business Services	First Lien(9) - Undrawn	—		—	—	08/2024	08/2026	$3,579	$(8)	$4
	First Lien(9) - Undrawn	—		—	—	08/2024	11/2029	469	(1)	—
								4,048	(9)	4	0.00%
Project Accelerate Parent, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—		—	—	02/2024	02/2031	807	(4)	—	—%
AAH Topco, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—		—	—	11/2023	11/2025	7,525	—	—	—%
Allworth Financial Group, L.P.
Financial Services & Technology	First Lien(8)(9) - Undrawn	—		—	—	10/2024	10/2026	7,816	—	—	—%
	First Lien(8)(9) - Undrawn	—		—	—	10/2024	12/2027	368	(2)	—
								8,184	(2)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	07/2028	$1,772	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	07/2028	852	—	—
							2,624	—	—	—%
Avalara, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2022	10/2028	1,098	(6)	—	—%
Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	06/2024	12/2025	5,598	—	—	—%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	09/2023	09/2029	626	(6)	—	—%
Brave Parent Holdings, Inc.
Software	First Lien(4)(7)(8)(9) - Undrawn	—	—	—	11/2023	05/2025	887	—	—
	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2030	1,056	(3)	—
							1,943	(3)	—	—%
Bullhorn, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	1,556	(3)	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	10/2029	788	(1)	—
							2,344	(4)	—	—%
Businessolver.com, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	10/2023	06/2025	473	—	—	—%
Ciklum Inc.**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2024	08/2025	15,496	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2030	3,874	(41)	—
							19,370	(41)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	09/2022	05/2026	2,059	(16)	—
	First Lien(8)(9) - Undrawn	—	—	—	09/2022	10/2029	1,480	(15)	—
							3,539	(31)	—	—%
Coupa Holdings, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	02/2023	08/2025	3,524	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2023	02/2029	2,698	(12)	—
							6,222	(12)	—	—%
Databricks, Inc.
Software	First Lien(9) - Undrawn	—	—	—	12/2024	07/2026	1,772	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	$2,319	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	10/2028	483	(3)	—
							2,802	(3)	—	—%
Diligent Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2026	1,882	(6)	—
	First Lien(8)(9) - Undrawn	—	—	—	04/2024	08/2030	1,255	(4)	—
							3,137	(10)	—	—%
DOXA Insurance Holdings LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2025	231	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	3,046	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2029	1,540	(13)	—
							4,817	(13)	—	—%
Enverus Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2025	888	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2023	12/2029	1,311	(10)	—
							2,199	(10)	—	—%
Disco Parent, Inc.
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	03/2023	03/2029	890	(8)	—	—%
Al Altius US Bidco, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	3,077	—	—	—%
Adelaide Borrower, LLC**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	1,048	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2030	667	(6)	—
							1,715	(6)	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2023	08/2025	776	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	394	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2023	08/2029	506	(5)	—
							1,676	(5)	—	—%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	01/2024	01/2030	828	(7)	—	—%
KENE Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2026	1,398	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2031	468	(4)	—
							1,866	(4)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Foreside Financial Group, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	$4,337	$(2)	$—
	First Lien(8)(9) - Undrawn	—	—	—	05/2022	09/2027	581	(1)	—
							4,918	(3)	—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2025	4,106	—	—	—%
HIG Intermediate, Inc. (16)
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	6,409	—	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2024	09/2028	3,146	(15)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	2,482	—	—
	First Lien(8)(9) - Undrawn	—	—	—	03/2024	05/2028	2,418	(5)	—
							4,900	(5)	—	—%
Knockout Intermediate Holdings I Inc. (12)
Kaseya Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2025	2,446	—	—
	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2029	861	(6)	—
							3,307	(6)	—	—%
Oranje Holdco, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	02/2023	02/2029	1,458	(12)	—	—%
LogRhythm, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2029	420	(6)	—	—%
GC Waves Holdings, Inc.
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	10/2024	10/2026	12,588	—	—	—%
MRI Software LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2024	09/2026	2,391	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2023	02/2027	933	(5)	—
							3,324	(5)	—	—%
Next Holdco, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2025	903	—	—
	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2029	339	(2)	—
							1,242	(2)	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	10/2024	09/2027	1,933	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
OEConnection LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2026	$4,488	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2026	4,910	—	—
	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2031	2,805	(13)	—
							12,203	(13)	—	—%
PDI TA Holdings, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2024	02/2026	697	—	—
	First Lien(8)(9) - Undrawn	—	—	—	01/2024	02/2031	684	(3)	—
							1,381	(3)	—	—%
PDQ.com Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2023	10/2025	2,585	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	08/2027	1,426	(10)	—
							4,011	(10)	—	—%
PetVet Care Centers, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	10/2023	11/2025	2,442	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	11/2029	2,442	(20)	—
							4,884	(20)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(8)(9) - Undrawn	—	—	—	11/2022	04/2029	333	(5)	—	—%
Riskonnect Parent, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	6,349	—	—	—%
Safety Borrower Holdings LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	10/2024	09/2027	844	—	—	—%
More cowbell II LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	08/2023	09/2025	1,330	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2023	09/2029	1,038	(8)	—
							2,368	(8)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	10/2023	10/2030	1,229	(10)	—	—%
TigerConnect, Inc.
Healthcare	First Lien(4)(7)(8)(9) - Undrawn	—	—	—	11/2024	12/2025	93	—	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(7)(8)(9) - Undrawn	—	—	—	06/2023	04/2025	1,111	(5)	—	—%
CentralSquare Technologies, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2030	2,205	(24)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
USRP Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2023	07/2025	$90	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	5,963	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	12/2029	1,358	(3)	—
							7,411	(3)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	08/2022	08/2029	426	(3)	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2026	4,839	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2026	1,851	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2024	10/2028	536	(3)	—
							7,226	(3)	—	—%
YLG Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	06/2024	12/2030	1,623	—	—	—%
DOCS, MSO, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2028	282	—	(2)	(0.00)%
QBS Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	11/2024	11/2031	895	(2)	(2)	(0.00)%
Optimizely North America Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2024	10/2031	750	(4)	(4)	(0.00)%
Smile Doctors LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2023	03/2025	226	—	(4)	(0.00)%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2024	11/2026	2,103	—	—
	First Lien(8)(9) - Undrawn	—	—	—	11/2024	11/2031	631	(5)	(5)
							2,734	(5)	(5)	(0.00)%
Zone Climate Services, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2023	03/2028	222	(2)	(5)
	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2025	2,222	—	—
							2,444	(2)	(5)	(0.00)%
Park Place Technologies, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2024	03/2030	643	(2)	(2)
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	09/2025	1,201	(3)	(3)
							1,844	(5)	(5)	(0.00)%
ComPsych Investments Corp.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2027	2,222	—	(6)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Relativity ODA LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2024	05/2029	$1,401	$(3)	$(6)	(0.00)%
Xactly Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2027	538	—	(6)	(0.00)%
CB Buyer, Inc.
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	934	—	(5)
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2031	364	(2)	(2)
							1,298	(2)	(7)	(0.00)%
GraphPAD Software, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2031	1,206	(3)	(3)
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2026	2,894	(7)	(7)
							4,100	(10)	(10)	(0.00)%
iCIMS, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2022	08/2028	1,300	(11)	(10)	(0.00)%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	1,629	—	(8)
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	597	(3)	(3)
							2,226	(3)	(11)	(0.00)%
Eclipse Topco, Inc. (14)
Eclipse Buyer, Inc.
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	09/2024	09/2026	2,930	—	(15)	(0.00)%
Runway Bidco, LLC
Software	First Lien(9) - Undrawn	—	—	—	12/2024	12/2026	7,265	—	—
	First Lien(9) - Undrawn	—	—	—	12/2024	12/2031	3,633	(18)	(18)
							10,898	(18)	(18)	(0.00)%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	05/2024	06/2026	1,144	(2)	(9)
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	06/2030	1,603	(11)	(12)
							2,747	(13)	(21)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	842	—	(8)
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2030	1,515	(15)	(15)
							2,357	(15)	(23)	(0.00)%
Superman Holdings, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	7,034	—	(18)
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	3,115	(7)	(8)
							10,149	(7)	(26)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Vessco Midco Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2031	$2,163	$(10)	$(11)
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	4,779	—	(24)
							6,942	(10)	(35)	(0.01)%
KPSKY Acquisition Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2025	1,568	—	(47)	(0.01)%
Model N, Inc.
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2026	6,549	—	(33)
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2031	3,493	(16)	(17)
							10,042	(16)	(50)	(0.01)%
NC Topco, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	8,738	—	(44)
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	09/2031	3,495	(17)	(17)
							12,233	(17)	(61)	(0.01)%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	8,661	—	(43)
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	4,097	(20)	(20)
							12,758	(20)	(63)	(0.01)%
Total Unfunded Debt Investments - United States							$285,512	$(508)	$(438)	(0.05)%

Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2022	12/2028	$320	$(3)	$—	—%
Total Unfunded Debt Investments - Australia							$320	$(3)	$—	—%
Total Unfunded Debt Investments							$285,832	$(511)	$(438)	(0.05)%
Total Non-Controlled/Non-Affiliated Investments								$1,503,719	$1,516,623	184.93%
Total Investments								$1,503,719	$1,516,623	184.93%

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

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

December 31, 2024
Investment Type	Percent of Total Investments at Fair Value
First lien	94.25%
Second lien	2.70%
Subordinated	0.88%
Structured finance obligations	0.13%
Equity and other	2.04%
Total investments	100.00%

December 31, 2024
Industry Type	Percent of Total Investments at Fair Value
Business Services	33.15%
Software	29.92%
Financial Services & Technology	15.55%
Healthcare	11.14%
Consumer Services	5.07%
Food & Beverage	2.76%
Education	1.80%
Distribution & Logistics	0.36%
Investment Fund	0.13%
Packaging	0.12%
Total investments	100.00%

December 31, 2024
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	96.89%
Fixed rates	3.11%
Total investments	100.00%
The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C.
December 31, 2025
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
The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (each, a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 24-month period following the initial closing of Capital Commitments, which occurred on May 4, 2022 (the "Closing Period"). On April 15, 2024, pursuant to the Limited Liability Company Agreement, as amended and restated on December 6, 2023 (the "Third A&R LLC Agreement"), the Investment Adviser elected to extend the Closing Period from 24 months to 30 months after the initial closing of the Private Offering. As a result of the foregoing, the Company extended the end of the period during which it held subsequent closings from May 4, 2024 to November 4, 2024. At the end of the Closing Period, the Company had aggregate Capital Commitments from investors of $1.2 billion. The Company accepted and drew down on Capital Commitments from investors throughout and after the Closing Period. The final drawdown of Capital Commitments closed on December 30, 2025. The Company commenced loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering, which occurred on May 9, 2022 (the "Initial Drawdown"). The "Investment Period" began on May 4, 2022 and will continue until November 4, 2028, the four-year anniversary of the end of the Closing Period. The term of the Company is until November 4, 2030, six years from the end of the Closing Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by the Company's board of directors.
The Company established New Mountain Guardian IV SPV, L.L.C. ("GIV SPV") on July 26, 2022 as a wholly-owned direct subsidiary of the Company, whose assets are used to secure GIV SPV's credit facility. The Company established New Mountain Guardian IV Holdings, L.L.C. ("GIV Holdings"), formerly known as New Mountain Guardian IV Issuer SPV, L.L.C., on October 28, 2022 as a wholly-owned direct subsidiary, whose assets are used to secure GIV Holdings' credit facility. The Company established New Mountain Guardian IV Panzura, Inc. ("GIV Panzura") and New Mountain Guardian IV PPP, Inc. ("GIV PPP") as wholly-owned direct subsidiaries, which are treated as corporations for U.S. federal income tax purposes and are intended to facilitate the Company's compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in certain of the Company's portfolio companies that are organized as a limited liability company or other form of pass-through entity. The Company consolidates GIV Panzura and GIV PPP for accounting purposes, but the corporations are not consolidated for U.S. federal income tax purposes, and may incur U.S. federal income tax expense as a result of their ownership of the portfolio companies.

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
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
Senior secured loans may include traditional first lien loans or unitranche loans. The Company invests a significant portion of its portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt. Certain unitranche loan investments may include "last-out" positions, which generally heighten the risk of loss. The Company generally does not hold any last-out positions. In some cases, the Company’s investments may also include equity interests.
As of December 31, 2025, the Company's top five industry concentrations were business services, software, financial services & technology, healthcare and consumer services.
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
December 31, 2025
(in thousands, except unit data)
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
Company did not hold any cash equivalents as of December 31, 2025 and December 31, 2024. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company recognized PIK interest from investments of $4,291, $4,772 and $1,981, respectively, and PIK dividends from investments of $786, $718 and $101, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are generally reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.
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
December 31, 2025
(in thousands, except unit data)
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
For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company recognized a total income tax provision of approximately $377, $57 and $0, respectively, for the Company's consolidated subsidiaries.
As of December 31, 2025 and December 31, 2024, the Company had $434 and $57, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for the U.S. federal income tax purposes as compared to GAAP.
Based on its analysis, the Company has determined that there were no uncertain income tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) through December 31, 2025. The 2023 tax year and forward remain subject to examination by the U.S. federal, state, and local tax authorities.
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
December 31, 2025
(in thousands, except unit data)
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
Note 3. Investments
At December 31, 2025, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,903,658	$1,902,905
Second lien	53,838	54,485
Subordinated	15,076	15,292
Structured finance obligations	1,996	2,024
Equity and other	31,797	32,179
Total investments	$2,006,365	$2,006,885
Investment Cost and Fair Value by Industry

	Cost (1)	Fair Value (1)
Business Services	$726,148	$728,407
Software	580,568	579,937
Financial Services & Technology	284,631	286,135
Healthcare	211,425	212,182
Consumer Services	100,777	100,315
Education	43,620	42,639
Business Products	23,306	23,582
Food & Beverage	14,192	14,180
Packaging	12,851	10,583
Distribution & Logistics	6,851	6,901
Investment Fund	1,996	2,024
Total investments	$2,006,365	$2,006,885

(1)During the year ended December 31, 2025, the Company updated its investment industry classification to better reflect the business mix of underlying portfolio companies. The Consolidated Schedule of Investments as of December 31, 2024, as well as the industry composition of investments as of December 31, 2024, has been updated to conform to the classifications used to prepare the consolidated financial statements as of and for the year ended December 31, 2025.

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
At December 31, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,418,372	$1,429,258
Second lien	38,723	40,992
Subordinated	13,340	13,420
Structured finance obligations	1,996	1,996
Equity and other	31,288	30,957
Total investments	$1,503,719	$1,516,623
Investment Cost and Fair Value by Industry

	Cost (1)	Fair Value (1)
Business Services	$500,420	$502,655
Software	450,174	453,715
Financial Services & Technology	235,103	235,781
Healthcare	168,286	168,974
Consumer Services	76,470	76,941
Food & Beverage	37,825	41,850
Education	26,143	27,340
Distribution & Logistics	5,456	5,520
Investment Fund	1,996	1,996
Packaging	1,846	1,851
Total investments	$1,503,719	$1,516,623

(1)During the year ended December 31, 2025, the Company updated its investment industry classification to better reflect the business mix of underlying portfolio companies. The Consolidated Schedule of Investments as of December 31, 2024, as well as the industry composition of investments as of December 31, 2024, has been updated to conform to the classifications used to prepare the consolidated financial statements as of and for the year ended December 31, 2025.
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
December 31, 2025
(in thousands, except unit data)
cash flow of the borrower and the property securing the debt, if any, may be insufficient to meet scheduled payments after giving effect to the senior secured and unsecured obligations of the borrower.
The Company invests a significant portion of its portfolio in unitranche loans, which combine both senior and subordinated debt, generally in a first-lien position. Such loans have risks similar to the risks associated with secured debt and subordinated debt according to the combination of loan characteristics of the unitranche loan. Unitranche loans typically allow a borrower to make a lump sum payment of the principal at the end of the loan term. If the borrower is unable to pay the lump sum, or refinance the amount owed at maturity, the Company may lose the value of its investment. The Company will be subject to heightened risk similar to the risks of subordinated or second lien loans described above to the extent the Company invests in the "last out" tranche of a unitranche loan. The Company generally does not hold any last-out positions.
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

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2025:

	Total	Level I	Level II	Level III
First lien	$1,902,905	$—	$116,070	$1,786,835
Second lien	54,485	—	9,930	44,555
Subordinated	15,292	—	—	15,292
Structured finance obligations	2,024	—	—	2,024
Equity and other	32,179	—	—	32,179
Total investments	$2,006,885	$—	$126,000	$1,880,885
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2024:

	Total	Level I	Level II	Level III
First lien	$1,429,258	$—	$157,044	$1,272,214
Second lien	40,992	—	19,863	21,129
Subordinated	13,420	—	—	13,420
Structured finance obligations	1,996	—	1,996	—
Equity and other	30,957	—	—	30,957
Total investments	$1,516,623	$—	$178,903	$1,337,720

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair value, December 31, 2024	$1,337,720	$1,272,214	$21,129	$13,420	$—	$30,957
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(346)	(358)	—	—	—	12
Net change in unrealized appreciation (depreciation) of investments	2,511	1,872	(255)	152	28	714
Purchases, including capitalized PIK and revolver fundings	868,699	853,883	11,772	1,773	—	1,271
Proceeds from sales and paydowns of investments	(370,075)	(361,889)	(7,358)	(53)	—	(775)
Transfers into Level III (1)	93,179	65,479	25,704	—	1,996	—
Transfers out of Level III (1)	(50,803)	(44,366)	(6,437)	—	—	—
Fair value, December 31, 2025	$1,880,885	$1,786,835	$44,555	$15,292	$2,024	$32,179
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,536	$1,493	$(851)	$152	$28	$714

(1)As of December 31, 2025, portfolio investments were transferred out of Level III into Level II and into Level III out of Level II at fair value as of the beginning of the period in which the reclassification occurred.

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2025
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
Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the years ended December 31, 2025 and December 31, 2024. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
December 31, 2025
(in thousands, except unit data)
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2025 and December 31, 2024, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2025 and December 31, 2024, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2025 were as follows:

				Range
Type	Fair Value as of December 31, 2025	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,526,105	Market & income approach	EBITDA multiple	7.0x	31.3x	17.5x
			Revenue multiple	4.0x	14.0x	10.3x
			Discount rate	6.1%	18.0%	8.6%
	260,730	Other	N/A (2)	N/A	N/A	N/A
Second lien	44,555	Market & income approach	EBITDA multiple	14.0x	18.0x	16.0x
			Discount rate	8.8%	13.7%	11.1%
Subordinated	15,292	Market & income approach	EBITDA multiple	8.8x	20.0x	15.5x
			Discount rate	11.7%	14.6%	13.4%
Structured Finance Obligations	2,024	Income approach	Discount rate	10.5%	10.5%	10.5%
Equity and other	32,179	Market & income approach	EBITDA multiple	8.8x	21.0x	17.4x
			Revenue multiple	3.0x	4.0x	3.4x
			Discount rate	11.3%	15.5%	12.8%
	$1,880,885

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
December 31, 2025
(in thousands, except unit data)
The UBS Credit Facility (as defined below) and the Wells Credit Facility (as defined below) are considered Level III investments. See Note 6. Borrowings for details.
The following are the principal amounts and fair values of the Company’s borrowings as of December 31, 2025 and December 31, 2024. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	December 31, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
UBS Credit Facility	$394,000	$394,835	$262,500	$267,403
Wells Credit Facility (1)	422,166	423,826	437,200	446,969
Total	$816,166	$818,661	$699,700	$714,372

(1)As of December 31, 2025, the principal amount of the Wells Credit Facility was $422,166, which included £494 denominated in GBP that has been converted to U.S. dollars. As of December 31, 2025, the fair value of the Wells Credit Facility was $423,826, which included £496 denominated in GBP that has been converted to U.S. dollars.
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
Note 5. Agreements and Related Parties
The Company entered into an investment advisory and management agreement (the "Investment Management　Agreement") with the Investment Adviser on May 3, 2022. The Investment Management Agreement initially had a term of two years which began on May 3, 2022, and thereafter will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the Company's board of directors, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's directors who are not parties to the Investment Management Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company. The Investment Management Agreement was most recently re-approved by the Company's board of directors on February 11, 2026 for a period of 12 months commencing on March 1, 2026.
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
December 31, 2025
(in thousands, except unit data)
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
For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, there were no incentive fees waived by the Investment Adviser. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
December 31, 2025
(in thousands, except unit data)
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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
in any year within the thirty-six month period after the Investment Adviser bears the expense. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023 there were no reimbursements to the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the Company's outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Management fee	$10,714	$7,393	$2,437
Less: management fee waiver	(530)	(815)	(300)
Net management fee	10,184	6,578	2,137
Incentive fee, excluding accrued incentive fees on capital gains	$15,739	$10,180	$2,973
Accrued capital gains incentive fee	$(1,907)	$564	$1,344
As of December 31, 2025 and December 31, 2024, $0 and $1,907, respectively, of incentive fees on capital gains were accrued but are not payable under the Investment Management Agreement by the Company, as return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement"), under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Company's board of directors on February 11, 2026 for a period of 12 months commencing on March 1, 2026. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, approximately $1,125, $850 and $774, respectively, of indirect administrative expenses were included in administrative expenses, of which, $0, $0 and $201, respectively, were waived by the Administrator. As of December 31, 2025 and December 31, 2024, approximately $297 and $242, respectively, of indirect administrative expenses were included in payable to affiliates.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandate. The Investment Adviser and its affiliates

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Investment Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the board of directors and other conditions. On May 13, 2025, the Company, the Investment Adviser and certain of their affiliates were granted an order for exemptive relief (the “Exemptive Order”) by the SEC. The Exemptive Order allows the Company to co-invest in certain negotiated transactions with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the board of directors make certain findings(1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis, or is a sale of a tradeable security. Pursuant to the Exemptive Order, the board of directors oversees the Company’s participation in the co-investment program. As required by the Exemptive Order, the Company has adopted, and the board of directors has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the board of directors.
Note 6. Borrowings
BMO Subscription Line—On May 9, 2022, the Company entered into a Loan Authorization Agreement with BMO Bank N.A. (formerly known as BMO Harris Bank N.A., "BMO") (as amended, from time to time, the "Loan Authorization Agreement"), which allowed the Company to borrow on a revolving credit basis an aggregate principal amount not exceeding $200,000 (the "BMO Subscription Line"). All outstanding borrowings under the BMO Subscription Line were due on BMO's demand within 15 business days or the earliest to occur on the date (x) 6 months after each advance date and (y) 30 days prior to the termination of the Investment Period, which varied throughout the period. The BMO Subscription Line was collateralized by the unfunded Capital Commitments of each of the Company's unitholders. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Consolidated Statements of Assets, Liabilities and Members' Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. On December 31, 2025, the BMO Subscription Line was terminated in connection with the final drawdown on Capital Commitments. From May 9, 2022 to December 31, 2025, the BMO Subscription Line bore interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.
The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest expense	$1,945	$7,142	$4,265
Amortization of financing costs	$35	$141	$74
Weighted average interest rate	7.0%	8.1%	7.9%
Effective interest rate	7.1%	8.3%	8.1%
Average debt outstanding	$27,714	$87,916	$53,870
As of both December 31, 2025 and December 31, 2024 there was no outstanding balance on the BMO Subscription Line and the Company was in compliance with the applicable covenants of the Loan Authorization Agreement on such dates.
UBS Credit Facility—On January 25, 2023, the Company's wholly-owned subsidiary, GIV SPV, entered into a Loan and Security Agreement (as amended from time to time, the "UBS Loan and Security Agreement"), by and among GIV SPV, as the borrower, the Company as collateral manager and equityholder, the lenders from time to time party thereto, UBS AG

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
London Branch ("UBS"), as the administrative agent, U.S. Bank Trust Company, National Association as the collateral agent, and U.S. Bank National Association as the document custodian, which is structured as a secured revolving credit facility (the "UBS Credit Facility"). The UBS Credit Facility will mature on November 4, 2030 and has a maximum facility amount of $400,000. Under the UBS Credit Facility, GIV SPV is permitted to borrow up to 30.0%, 40.0%, 50.0%, 65.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by UBS. The UBS Credit Facility is collateralized by all of the investments of GIV SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the UBS Credit Facility are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the UBS Credit Facility. The UBS Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIV SPV investments, but rather to the performance of the underlying portfolio companies.
As of the amendment on November 4, 2025, the UBS Credit Facility bears interest at a rate of Term SOFR plus 2.00% per annum. Prior to the amendment on November 4, 2025, the UBS Credit Facility bore interest at a rate of Term SOFR plus 2.35% per annum. Previously, the UBS Credit Facility bore interest at a rate of Term SOFR plus 2.85% per annum. The UBS Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the UBS Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the UBS Credit Facility for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023 (1)
Interest expense	$19,825	$20,115	$8,219
Non-usage fee	$285	$77	$665
Amortization of financing costs	$411	$355	$327
Weighted average interest rate	6.5%	7.9%	8.1%
Effective interest rate	6.7%	8.1%	9.4%
Average debt outstanding	$300,922	$249,606	$103,698

(1)For the year ended December 31, 2023, amounts represent the period from January 25, 2023 (entry into the UBS Loan and Security Agreement) to December 31, 2023.
As of December 31, 2025 and December 31, 2024, the outstanding balance on the UBS Credit Facility was $394,000 and $262,500, respectively, and GIV SPV was in compliance with the applicable covenants of the UBS Loan and Security Agreement on such dates.
Wells Credit Facility—On May 23, 2024, the Company's wholly-owned subsidiary, GIV Holdings, entered into a Loan and Security Agreement, (together with the exhibits and schedules thereto, and as amended from time to time, the “Wells Loan and Security Agreement”) by and among GIV Holdings, as the borrower, the Company, as seller, equityholder and collateral manager, Wells Fargo Bank, National Association, as the administrative agent and swingline lender, Western Alliance Trust Company, N.A., as the collateral custodian (“WATC”), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). As of December 31, 2025, the Wells Credit Facility will mature on March 31, 2030 and has a maximum facility amount of $500,000. Under the Wells Credit Facility, GIV Holdings is permitted to borrow up to 25.0%, 45.0%, 55.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of GIV Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIV Holdings investments, but rather to the performance of the underlying portfolio companies.
As of the amendment on March 31, 2025, the Wells Credit Facility bears interest at a rate of Daily Simple SOFR or Sterling Overnight Interbank Average Rate ("SONIA") plus 2.05% per annum. Prior to the amendment on March 31, 2025, the Wells Credit Facility bore interest at a rate of Daily Simple SOFR plus 2.30% per annum. The Wells Credit Facility also

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Wells Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the years ended December 31, 2025 and December 31, 2024:

	Year Ended
	December 31, 2025	December 31, 2024 (1)
Interest expense	$30,745	$13,480
Non-usage fee	$117	$141
Amortization of financing costs	$1,211	$452
Weighted average interest rate	6.4%	7.3%
Effective interest rate	6.6%	7.6%
Average debt outstanding	$476,614	$299,963

(1)For the year ended December 31, 2024, amounts represent the period from May 23, 2024 (entry into the Wells Loan and Security Agreement) to December 31, 2024.
As of December 31, 2025, the outstanding balance on the Wells Credit Facility was $422,166, which included £494 denominated in GBP that has been converted to U.S. dollars. As of December 31, 2024, the outstanding balance on the Wells Credit Facility was $437,200. GIV Holdings was in compliance with the applicable covenants of the Wells Loan and Security Agreement on such dates.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2025, the Company had unfunded commitments on revolving credit facilities of $144,057, no outstanding bridge financing commitments

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
and other future funding commitments of $264,948, which included €4,529 denominated in EUR that has been converted to U.S. dollars. As of December 31, 2024, the Company had unfunded commitments on revolving credit facilities of $83,365, no outstanding bridge financing commitments and other future funding commitments of $202,467. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the UBS Credit Facility and Wells Credit Facility as of December 31, 2025 and revolving borrowings available under the BMO Subscription Line, UBS Credit Facility and Wells Credit Facility as of December 31, 2024. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of December 31, 2025 and December 31, 2024, the Company had commitment letters to purchase investments in the aggregate par amount of $50,888 and $55,585, respectively, which could require funding in the future.
Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2025:

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
September 16, 2025	September 30, 2025	6,039,480	$60,395
December 1, 2025	December 15, 2025	21,742,128	217,421
December 15, 2025	December 30, 2025	12,078,960	120,790
		39,860,568	$398,606
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

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
The following table reflects the distributions declared on the Company's Units for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 25, 2025	March 28, 2025	April 21, 2025	$0.267
June 23, 2025	June 27, 2025	July 21, 2025	0.286
September 22, 2025	September 29, 2025	October 20, 2025	0.274
December 18, 2025	December 31, 2025	January 20, 2026	0.185
			$1.012
The following table reflects the distributions declared on the Company's Units for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 20, 2024	March 27, 2024	April 19, 2024	$0.362
June 25, 2024	June 27, 2024	July 19, 2024	0.364
September 11, 2024	September 11, 2024	October 18, 2024	0.271
September 11, 2024	September 30, 2024	October 18, 2024	0.041
December 20, 2024	December 27, 2024	December 30, 2024	0.241
			$1.279
The following table reflects the distributions declared on the Company's Units for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 2, 2023	March 8, 2023	April 20, 2023	$0.175
March 30, 2023	March 31, 2023	April 20, 2023	0.150
June 26, 2023	June 29, 2023	July 20, 2023	0.270
August 30, 2023	September 6, 2023	October 20, 2023	0.250
September 27, 2023	September 28, 2023	October 20, 2023	0.060
November 21, 2023	November 28, 2023	December 29, 2023	0.236
December 19, 2023	December 28, 2023	December 29, 2023	0.136
			$1.277

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
Note 10. Distributions
The Company intends to distribute approximately all of its net investment income on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences primarily related to nondeductible expenses were as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Undistributed net investment income	$—	$50	$2,733
Distributions in excess of net realized gains	—	—	—
Contributed capital	—	(50)	(2,733)
For U.S. federal income tax purposes, distributions paid to unitholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the Company for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 were estimated to be as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Ordinary income	$84,154	$54,042	$15,373
Capital gains	5,166	3,485	—
Return of capital	—	—	2,668
Total	$89,320	$57,527	$18,041
As of December 31, 2025 and December 31, 2024, the costs of investments for the Company for U.S. federal income tax purposes were $2,002,480 and $1,502,463, respectively.

	As of
	December 31, 2025	December 31, 2024
Tax cost	$2,002,480	$1,502,463
Gross unrealized appreciation on investments	31,142	786,880
Gross unrealized depreciation on investments	(26,737)	(772,720)
Total investments at fair value	$2,006,885	$1,516,623
As of December 31, 2025 and December 31, 2024, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Consolidated Statements of Assets, Liabilities and Members' Capital by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly and undistributed income.

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Accumulated capital loss carryforwards	$—	$—	$—
Other temporary differences	(2,947)	(2,513)	(2,240)
Undistributed ordinary income	406	2,054	—
Unrealized depreciation	4,357	14,171	12,701
Total	$1,816	$13,712	$10,461
The Company is subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company does not expect to incur any excise taxes.
The following information is hereby provided with respect to distributions declared during the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Distributions per share	$1.012	$1.279	$1.277
Ordinary dividends(1)	94.22%	93.94%	84.96%
Long-term capital gains	5.78%	6.06%	—%
Qualified dividend income	—%	—%	—%
Dividends received deduction	—%	—%	—%
Interest-related dividends(2)	88.49%	85.94%	75.46%
Qualified short-term capital gains(2)	1.68%	—%	—%
Return of capital	—%	—%	15.04%

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

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
Note 11. Earnings Per Unit
The following information sets forth the computation of basic net increase (decrease) in the Company's members' capital per unit resulting from operations for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$77,587	$60,955	$26,955
Denominator for basic & diluted weighted average unit:	83,592,023	45,594,021	13,538,089
Basic & diluted earnings per unit:	$0.93	$1.34	$1.99

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV BDC, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the years ended December 31, 2025, December 31, 2024, December 31, 2023 and December 31, 2022.

	Year Ended December 31,
	2025	2024	2023	2022 (1)
Per unit data(2):
Members' capital at the beginning of the period	$10.13	$10.27	$9.77	$10.00
Net investment income (loss)	1.09	1.25	1.15	0.50
Net realized and unrealized gains (losses)	(0.16)	0.09	0.85	(0.07)
Total net increase (decrease)	0.93	1.34	2.00	0.43
Net increase (decrease) in members' capital from capital transactions	(0.06)	(0.20)	(0.22)	0.04
Distributions declared to unitholders from net investment income	(0.93)	(1.28)	(1.28)	(0.70)
Distributions declared to unitholders from net realized gains	(0.08)	—	—	—
Members' capital at the end of the period	$9.99	$10.13	$10.27	$9.77
Total return based on members' capital (3)	8.91%	11.62%	19.05%	4.97%
Units outstanding at end of period	120,834,931	80,974,363	26,941,956	7,525,831
Average weighted Units outstanding for the period	83,592,023	45,594,021	13,538,089	3,247,984
Average members' capital for the period	$841,461	$464,687	$136,400	$31,429
Ratio to average members' capital:
Net investment income (loss) (4)	10.83%	12.29%	11.37%	9.88%
Total expenses, before waivers (4)	10.01%	13.72%	17.54%	21.41%
Total expenses, net of waivers (4)	9.95%	13.54%	17.17%	18.92%

Average debt outstanding—BMO Subscription Line	$27,714	$87,916	$53,870	$32,929
Average debt outstanding—UBS Credit Facility (5)	$300,922	$249,606	$103,698	N/A
Average debt outstanding—Wells Credit Facility (6)(7)	$476,614	$299,963	N/A	N/A
Asset coverage ratio	247.86%	217.21%	188.99%	236.90%
Portfolio turnover	25.67%	26.20%	3.85%	0.24%

Capital Commitments	$1,207,896	$1,207,896	$768,475	249,350
Funded Capital Commitments	$1,207,896	$809,290	$268,966	74,805
% of Capital Commitments funded	100.00%	67.00%	35.00%	30.00%

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
December 31, 2025
(in thousands, except unit data)
(5)For the year ended December 31, 2023, average debt outstanding represents the period from January 25, 2023 (commencement of the UBS Credit Facility) to December 31, 2023.
(6)For the year ended December 31, 2024, average debt outstanding represents the period from May 23, 2024 (commencement of the Wells Credit Facility) to December 31, 2024.
(7)Under the Wells Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2025, the Company had borrowings denominated in GBP of £494 that have been converted to U.S. dollars.
Note 13. Recent Accounting Standards Updates
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes-Improvements to Income Tax Disclosures ("ASU 2023-09"), which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 on December 31, 2025, and the adoption did not have a material impact on the Company's consolidated financial statements.
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
Note 15. Subsequent Events
On January 13, 2026, the Company entered into the Third Amendment to the Wells Loan and Security Agreement (the "Third Amendment") by and among GIV Holdings, as borrower, the Company, as seller, as equityholder and as collateral manager, Wells Fargo Bank, National Association, as the administrative agent, a lender, and swingline lender, and Western Alliance Trust Company, N.A. as the collateral custodian. The Third Amendment amended the Wells Credit Facility to, among other things: (i) extend the Facility Maturity Date (as defined in the Third Amendment) from March 2030 to November 2030; (ii) increase the maximum facility amount from $500,000 to $750,000; and (iii) modify the applicable spread used to determine the per annum interest rate payable under the Wells Credit Facility from 2.05% to 1.85%.

The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV BDC, L.L.C. and its consolidated subsidiaries.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2025 (the end of the period covered by this Annual Report on Form 10-K), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic U.S. Securities and Exchange Commission ("SEC") filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2025.
Due to our status as an "emerging growth company" under the JOBS Act, we were not required to obtain an attestation report from our independent registered public accounting firm on our internal control over financial reporting as of December 31, 2025.
(c)Changes in Internal Control Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
(a)None.
(b)For the fiscal quarter ended December 31, 2025, neither the Company nor any director or officer has entered into or terminated any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.
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

The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV BDC, L.L.C. and its consolidated subsidiaries.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Our business and affairs are managed under the direction of our board of directors (our "Board"). Our Board appoints our officers, who serve at the discretion of our Board. Our Board has an audit committee, a nominating and corporate governance committee and a valuation committee and may establish additional committees from time to time as necessary. Our Board consists of five members, three of whom are not "interested persons" of the Company (the "Independent Directors") as that term is defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the "1940 Act"). Our governing documents also give our Board sole authority to appoint directors to fill vacancies that are created either through an increase in the number of directors or due to the resignation, removal or death of any director. There were no legal proceedings of the type described in Item 401(f) of Regulation S-K in the past 10 years against any of our the directors, officers, or promoters and none are currently pending. There were no legal proceedings of the type described in Item 401(g) of Regulation S-K in the past five years against the Investment Adviser, which may be deemed to be a promoter of the Company, which would be material to a voting or investment decision in the Company. There is no arrangement or understanding between any of our directors or officers pursuant to which they were selected as directors or officers and the Company or any other person or entity.
Directors
Information regarding our Board is set forth below as of the date hereof. The directors have been divided into two groups Independent Directors and interested directors. Our interested directors are "interested persons" as defined in Section 2(a)(19) of the 1940 Act. The address for each director is c/o New Mountain Guardian IV BDC, L.L.C., 1633 Broadway, 48th Floor, New York, New York 10019.

Name	Age	Position(s) Held with the Company	Principal Occupation(s) During Past Five Years	Number of Portfolios in Fund Complex Overseen by Director (1)	Other Directorships Held by Director	Director Since
Independent Directors
David Ogens	71	Director	Chief Executive Officer and Director of HealthBridge LLC (chronic care management and remote patient monitoring) from 2019 to 2022.	4	Director of Med Inc. from 2011 to 2023	2022
Rome G. Arnold III	70	Director	Senior Advisor of Rose and Co. (a financial technology startup with a focus on digital media) from 2017-2023.	3	Director of Forbes Energy Services Ltd. (oilfield services contractor) from 2017 to February 2021	2022
Daniel B. Hébert	70	Director	Chief Executive Officer of 777 Securities, LLC (Registered Broker Dealer) since September 2018; Co-Founder, Chief Operating Officer and Chief Compliance Officer of Vision One Management Partners, LP (Registered Investment Advisor) from 2022 to 2024	4	None other than those in the Fund Complex (1)	2026

Interested Directors
John R. Kline	50	Chairman of the Board of Directors, Chief Executive Officer, President	Chief Executive Officer of the Company since 2023 and President of the Company since 2022; Chief Executive Officer of New Mountain Guardian III BDC, L.L.C. (BDC) from 2023 to 2024; Chief Executive Officer of NMF SLF I, Inc. (BDC) and New Mountain Guardian IV Income Fund, L.L.C. (BDC) since January 2023; Chief Executive Officer of New Mountain Private Credit Fund (BDC) since 2024; President of New Mountain Finance Corporation since 2016; President of New Mountain Guardian III BDC, L.L.C. (BDC) from 2019 to 2024; President of NMF SLF I, Inc. (BDC) since 2019; President of New Mountain Guardian IV Income Fund, L.L.C. since 2022; President of New Mountain Private Credit Fund (BDC) since 2024; Chief Operating Officer of New Mountain Finance Corporation from 2013 to 2022; Executive Vice President of New Mountain Finance Corporation from 2013 to 2016; Chief Operating Officer of NMF SLF I, Inc. (BDC) from 2019 to 2022; Chief Operating Officer of New Mountain Guardian III BDC, L.L.C. (BDC) from 2019 to 2022; and Managing Director of New Mountain Capital, L.L.C. (advisory) (private equity firm) since 2008.	5	Director of Unitek Global Services, Inc. (business services company) since January 2015	2022
Adam B. Weinstein	46	Director, Executive Vice President	Executive Vice President of the Company since 2022; Executive Vice President and Chief Administrative Officer of New Mountain Finance Corporation (BDC) since January 2013; Executive Vice President of NMF SLF I, Inc. (BDC) since 2019; Executive Vice President of New Mountain Guardian III BDC, L.L.C. (BDC) from 2019 to 2024; Executive Vice President of New Mountain Private Credit Fund (BDC) since 2024; Executive Vice President of New Mountain Guardian IV Income Fund, L.L.C. (BDC) since 2022; and Managing Director, President, Chief Operating Officer, and Chief Financial Officer, along with various other roles, of New Mountain Capital, L.L.C. (private equity firm) since 2005.	4	Director of Grant Thornton (independent audit, tax and advisory firm) since 2024; Director of Sonrava Health (dental office chain) from 2021-2024; Director of Citrin Cooperman, LLP (licensed CPA firm) from 2021-2024	2022

(1)The term "Fund Complex" includes the Company, New Mountain Finance Corporation, New Mountain Guardian IV Income Fund, L.L.C., NMF SLF I, Inc. and New Mountain Private Credit Fund, each of which is a business development company advised by the Investment Adviser.
Executive Officers Who Are Not Directors
Information regarding each of our executive officers who is not a director is as follows:

Name	Age	Position(s)	Officer Since
Joseph W. Hartswell	47	Chief Compliance Officer	2022
Laura C. Holson	40	Chief Operating Officer	2022
Kris Corbett	50	Chief Financial Officer and Treasurer	2023
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
Independent Directors
Daniel B. Hébert has been our director since 2026. Mr. Hébert has also served as a director of New Mountain Finance Corporation since 2019 and was previously a director from August 2011 until March 2012, and a trustee of New Mountain Private Credit Fund since 2024. Mr. Hébert has served as the Chief Executive Officer of 777 Securities, LLC, a registered broker-dealer, since September 2018. He was Co-Founder, Chief Operating Officer and Chief Compliance Officer of Vision One Management Partners, LP, a registered investment advisor, from 2022 to 2024. He served as Chief Executive Officer of Bernstein Hébert Securities, a registered broker-dealer, from September 2018 to June 2020, and as Chief Operating Officer of Bernstein Equity Partners, LLC, a family office and investment banking boutique, from May 2017 to June 2020. From 2013 until 2017, Mr. Hébert was a Managing Director at Sandler & O'Neill, an investment banking firm. He served as a Partner and Managing Director at North Sea Partners LLC, an investment banking firm, from 2011 until 2013. Prior to that he served as a Managing Director at Tri-Artisan Partners, LLC from 2005 through the summer of 2011. Before Tri-Artisan, Mr. Hébert spent approximately seven years as the Head of Merger & Acquisitions at Rabo Bank International. From September 1991 through March 1999, he was a Managing Director in the Corporate Finance Department of BT Alex Brown. Prior to joining BT Alex Brown, Mr. Hébert formed Dakota Capital in February 1991 to acquire a Canadian wine distributor; and from 1985 to 1991, he worked as a Director in the Corporate Finance Department of Salomon Brothers. Mr. Hébert began his career in the Corporate Finance Department at Morgan Stanley in New York in 1982. Mr. Hébert holds a Bachelor of Arts from Acadia University and received his M.B.A. from Richard Ivey School of Business.
Mr. Hébert brings experience in the investment banking industry to our Board. This background positions Mr. Hébert well to serve as our director.
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
Adam B. Weinstein has been our director and executive vice president since 2022. Mr. Weinstein also serves as a Managing Director, President and Chief Operating Officer of New Mountain Capital and has been in various roles since joining in 2005. Additionally, Mr. Weinstein serves as executive vice president, chief administrative officer and director of NMFC and executive vice president of New Mountain Private Credit Fund, NMF SLF I, Inc. and New Mountain Guardian IV Income Fund, L.L.C. Mr. Weinstein served as a director and executive vice president of New Mountain Guardian III BDC, L.L.C. from 2019 to 2024. Prior to joining New Mountain Capital in 2005, Mr. Weinstein was a Manager at Deloitte & Touche LLP and worked in that firm's merger and acquisition and private equity investor services areas. He also currently serves as a director of Bellerophon Therapeutics Inc., Great Oaks Foundation and Victory Education Partners. Mr. Weinstein sits on a number of boards of directors for professional and non-profit organizations. Mr. Weinstein received his B.S. from Binghamton University, is a member of the AICPA and is a New York State Certified Public Accountant.
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
The Board met four times during the fiscal year ended December 31, 2025 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2025.
Audit Committee
The audit committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The audit committee's responsibilities include selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings and receiving our audit reports and financial statements. The audit committee has also established guidelines and makes recommendations to our Board regarding the valuation of our investments. The audit committee is responsible for aiding our Board in determining the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available. The Board and the audit committee may utilize the services of nationally recognized third-party valuation firms to help determine the fair value of material assets. The audit committee is composed of Messrs. Hébert, Ogens and Arnold. Mr. Arnold serves as Chairman of the audit committee. Our Board has determined that Daniel B. Hébert, David Ogens and Rome G. Arnold III are "audit committee financial experts" as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. All audit committee members meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act.
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
Compensation of Directors
The following table sets forth compensation of our directors for the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash (2)	Total Compensation Paid from the Fund Complex (5)	Total
Interested Directors(1)
John R. Kline	$—	$—	$—
Adam B. Weinstein	$—	$—	$—
Independent Directors
Alfred F. Hurley, Jr. (3)	$28,750	$168,167	$196,917
David Ogens	$29,750	$172,667	$202,417
Rome G. Arnold III	$30,375	$155,875	$186,250
Daniel B. Hébert (4)	$—	$163,188	$163,188

(1)No compensation will be paid to directors who are "interested persons," as that term is defined in the 1940 Act.
(2)We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.
(3)Mr. Hurley retired from his position as a director of the Board on January 15, 2026.
(4)Mr. Hébert was appointed as a director of the Board on January 15, 2026 and did not receive any compensation for the year ended December 31, 2025.
(5)Total compensation paid from the Fund Complex refers to the sum of the following fees paid to each Independent Director in connection with their respective positions as a director of certain affiliates of the Company: (a) the compensation paid by the Company as described in the table above; (b) $558,000 in compensation paid to Messrs. Arnold, Hébert, Hurley and Ogens by New Mountain Finance Corporation; (c) $41,833 in compensation paid to Messrs. Hurley and Ogens by NMF SLF I, Inc.; (d) $28,875 in compensation paid to Messrs. Arnold, Hurley and Ogens by New Mountain Guardian IV Income Fund, L.L.C.; and (e) $31,188 paid to Mr. Hébert by New Mountain Private Credit Fund for the fiscal year ended December 31, 2025.
Each of our Independent Directors receive an annual retainer fee of $25,000, payable once per year, if the director attends at least 75% of the meetings held during the previous year. In addition, Independent Directors receive $625 for each regularly scheduled board meeting and $250 for each special board meeting that they participate in. For this purpose, actions taken by written consent relating to matters that supplement or follow up on items covered at regularly scheduled board meetings are treated as special board meetings. We also reimburse Independent Directors for all reasonable out-of-pocket expenses incurred in connection with participating in each board meeting. For the year ended December 31, 2025, out-of-pocket expenses reimbursed were $2,220.
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
Compensation Committee
We currently do not have a compensation committee because our executive officers do not receive compensation from us.
Compensation Committee Interlocks and Insider Participation
During the fiscal year ended December 31, 2025, none of our executive officers served on the board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee (as the Board does not have a compensation committee) or on our Board. No executive officer or member of the Board participated in deliberations of the Board concerning executive officer compensation. No member of the Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.
Compensation Committee Report
Currently, we do not directly compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of March 4, 2026, the beneficial ownership of each current director, our executive officers, each person known to us to beneficially own more than 5% of the outstanding Units, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 120,834,931 Units outstanding as of March 4, 2026. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the Units. Ownership information for those persons who beneficially own more than 5% of our Units is based upon filings by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such Units. Unless otherwise indicated, the address of all executive officers and directors is c/o New Mountain Guardian IV BDC, L.L.C., 1633 Broadway, 48th Floor, New York, New York 10019.

Name	Type of Ownership	Number of Units Owned	Percentage
Interested Directors
John R. Kline	—	—	—%
Adam B. Weinstein	—	—	—%
Independent Directors
David Ogens	—	—	—%
Rome G. Arnold III	—	—	—%
Daniel B. Hébert	—	—	—%
Executive Officers Who Are Not Directors
Joseph W. Hartswell	—	—	—%
Laura C. Holson	—	—	—%
Kris Corbett	—	—	—%
All Directors and Executive Officers as a Group (8 persons)	—	—	—%

Five-Percent Unitholders
New Mountain Guardian IV Rated Feeder III, LTD.(1)	Record	33,291,400	27.55%
New Mountain Guardian IV Rated Feeder I, LTD.(2)	Record	33,000,000	27.31%
New Mountain Guardian Investments IV, L.L.C.(3)	Record	10,872,500	9.00%

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
The Investment Management Agreement and the Administration Agreement were most recently re-approved by our board of directors on February 11, 2026 for a period of 12 months commencing on March 1, 2026. The Investment Management Agreement and Administration Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. See Item 1A. Risk Factors—Certain General Risks of an Investment in our Units—Role of New Mountain and its Professionals; No Dedicated Investment Team in this Annual Report on Form 10-K. Notwithstanding the foregoing, each of the Investment Management Agreement and the Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days' written notice, provided, that, such termination will be directed or approved by the vote of a majority of our outstanding voting securities, by the vote of our directors, or by the Investment Adviser or Administrator (as applicable). If the Investment Management Agreement is terminated according to this paragraph, we will pay the Investment Adviser a pro-rated portion of the management fee.
Trademark License Agreement
We, the Investment Adviser and the Administrator have entered into a Trademark License Agreement with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant us a non-exclusive, royalty-free license to use the "New Mountain Capital" name subject to certain conditions, for so long as the Investment Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the "New Mountain Capital" name.
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
In respect of certain investments where terms other than price are subject to negotiation, we are only able to co-invest with other accounts in accordance with the terms of the exemptive order issued by the SEC on May 13, 2025 (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on October 8, 2019, as amended on August 30, 2022. Pursuant to such Exemptive Order, we generally are permitted to co-invest in certain negotiated transactions with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where an affiliate of ours has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis or is a sale of a tradeable security. Pursuant to the Exemptive Order, the Board oversees our participation in the co-investment program.
As a result, we may be forced to forego certain investment or disposition opportunities that would otherwise be attractive for us to the extent co-investment is not permitted under the 1940 Act or the Exemptive Order.
Where the terms of the Exemptive Order are met, including consent of the Board and the board of any other Regulated Fund (as defined in the Exemptive Order) participating in the transaction, or in respect of investment opportunities where the only term negotiated is price, we may typically invest alongside other accounts in accordance with the terms of the Investment Adviser's allocation policy.
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
Allocation of Personnel
The Investment Adviser shall cause its personnel to devote such time as shall be reasonably necessary to conduct our business affairs in an appropriate manner. New Mountain personnel, including those responsible for our affairs, have commitments to, and may work on other projects unrelated to, us. Such personnel may also (i) serve as members of the boards of directors of various public and private companies other than portfolio companies and retain fees for such services for such person's own account, (ii) engage in such civic, trade association (or similar organization), industry and charitable activities as such person shall choose, (iii) conduct and manage such person's personal and family investment and related activities and (iv) engage in any other activities not prohibited by the Third Amended and Restated Limited Liability Company Agreement. Conflicts may arise as a result of such other activities and in allocating management time services and functions. The possibility exists that such companies could engage in transactions which would be suitable for us, but in which we might be unable to invest. See also Item 1A. Risk Factors—Certain General Risks of an Investment in our Units—Role of New Mountain and its Professionals; No Dedicated Investment Team in this Annual Report on Form 10-K.
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
Cross Transactions
To the extent permitted by the 1940 Act, including Rule 17a-7 thereunder, the Investment Adviser may determine that it would be in our best interests and one or more other accounts to transfer a security from one account to another (each such transfer, a "Cross Transaction") for a variety of reasons, including, without limitation, tax purposes, liquidity purposes, to rebalance the portfolios of the accounts, or to reduce transaction costs. If the Investment Adviser decides to engage in a Cross Transaction, the Investment Adviser will determine that the trade is in the best interests of both of the accounts involved, take steps to ensure that the transaction is consistent with the duty to obtain best execution for each of those accounts, and confirm that the transaction is consistent with the requirements set forth in Rule 17a-7.
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
Director Independence
Pursuant to Section 56 of the 1940 Act, a majority of a BDC's board of directors must be comprised of persons who are not "interested persons," as defined in Section 2(a)(19) of the 1940 Act, of the BDC or any of its affiliates.
Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and us, the Investment Adviser, or of any of their respective affiliates, the Board has determined that Messrs. Hebert, Ogens and Arnold qualify as Independent Directors. Each director who serves on the audit committee is an independent director for purposes of Rule 10A-3 under the Exchange Act.
Indebtedness of Management
None.

Item 14.    Principal Accountant Fees and Services
Deloitte & Touche LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2025, and the audit committee and the Independent Directors of our Board have selected Deloitte & Touche LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2026.
Deloitte & Touche LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

	Year Ended
	December 31, 2025	December 31, 2024
Audit Fees	$333,500	$200,000
Audit-Related Fees	—	—
Tax Fees	128,975	98,500
All Other Fees	—	—
Total Fees	$462,475	$298,500
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
Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the audit committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the audit committee. However, the audit committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. For the fiscal year ended December 31, 2025, the audit committee pre-approved 100% of services described in this policy.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:

(b)Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1	Third Amended and Restated Limited Liability Company Agreement dated as of December 6, 2023(5)
4.1	Form of Subscription Agreement(1)
4.2	Description of Securities(6)
10.1	Investment Advisory and Management Agreement between New Mountain Guardian IV BDC, L.L.C. and New Mountain Finance Advisers BDC, L.L.C., dated May 3, 2022(2)
10.2	Administration Agreement between the New Mountain Guardian IV BDC, L.L.C. and New Mountain Finance Administration, L.L.C., dated May 3, 2022 (2)
10.3	Trademark Agreement by and between New Mountain Guardian IV BDC, L.L.C. and New Mountain Capital, L.L.C., dated May 3, 2022(2)
10.4	Custody Agreement between New Mountain Guardian IV BDC, L.L.C. and U.S. Bank Trust Company, National Association, dated April 22, 2022(1)
10.5	Expense Limitation and Reimbursement Agreement between New Mountain Guardian IV BDC, L.L.C. and the New Mountain Finance Advisers BDC, L.L.C.(2)
10.6	Custodian Agreement between New Mountain Guardian IV BDC, L.L.C. and State Street Bank and Trust Company, dated May 9, 2022(2)
10.7	Transfer Agency and Registrar Services Agreement between New Mountain Guardian IV BDC, L.L.C. and State Street Bank and Trust Company, dated May 9, 2022(2)
10.8
Loan and Security Agreement, dated as of January 25, 2023, by and among New Mountain Guardian IV SPV, L.L.C., as borrower, New Mountain Guardian IV BDC, L.L.C., as collateral manager, equityholder, and seller, the lenders from time to time party thereto, UBS AG London Branch, as the administrative agent, U.S. Bank Trust Company, National Association, as the collateral agent, and U.S. Bank National Association as the document custodian(3)

10.9
Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of June 28, 2023, by and among New Mountain Guardian IV SPV, L.L.C., as borrower, New Mountain Guardian IV BDC, L.L.C., as collateral manager, equityholder, and seller, the lenders from time to time party thereto, UBS AG London Branch, as the administrative agent, U.S. Bank Trust Company, National Association, as the collateral agent, and U.S. Bank National Association as the document custodian.(4)

10.10
Loan and Security Agreement, dated May 23, 2024, between New Mountain Guardian IV BDC, L.L.C., as the collateral manager and equityholder, Wells Fargo Bank, National Association, as the administrative agent and swingline lender, Western Alliance Trust Company, N.A., as the collateral custodian and New Mountain Guardian IV Holdings, L.L.C., as the borrower(7)

10.11	Custody Agreement between New Mountain Guardian IV Holdings, L.L.C. and Western Alliance Trust Company, N.A.(7)
10.12
Amendment No. 1 to Loan and Security Agreement between New Mountain Guardian IV BDC, L.L.C., as the collateral manager and equityholder, Wells Fargo Bank, National Association, as the administrative agent and swingline lender, Western Alliance Trust Company, N.A., as the collateral custodian and New Mountain Guardian IV Holdings, L.L.C., as the borrower, dated October 7, 2024(8)

10.13
Amendment No. 2 to the Loan and Security Agreement by and among New Mountain Guardian IV SPV, L.L.C., as the borrower, New Mountain Guardian IV BDC, L.L.C., as collateral manager, equityholder, and seller, the lenders from time to time party thereto, UBS AG London Branch, as the administrative agent, U.S. Bank Trust Company, National Association, as the collateral agent, and U.S. Bank National Association, as the document custodian, dated November 7, 2024(8)

10.14	Amended and Restated Custodian Agreement between New Mountain Guardian IV BDC, L.L.C. and State Street Bank Trust Company, dated December 3, 2024(10)
10.15
Amendment No 2 to Loan and Security Agreement by and among Guardian IV Holdings, L.L.C., as the borrower, New Mountain Guardian IV BDC, L.L.C., as the collateral manager and equityholder, Wells Fargo Bank, National Association, as the administrative agent and swingline lender, and Western Alliance Trust Company, N.A., as the collateral custodian, dated March 31, 2025(11)

10.16
Third Amendment to the Loan and Security Agreement by and among New Mountain Guardian IV SPV, L.L.C., as the borrower, New Mountain Guardian IV BDC, L.L.C., as collateral manager, equityholder, and seller, the lenders from time to time party thereto, UBS AG London Branch, as the administrative agent, U.S. Bank Trust Company, National Association, as the collateral agent, and U.S. Bank National Association, as the document custodian, dated November 4, 2025(12)

Exhibit Number	Description
10.17
Amendment No. 3 to Loan and Security Agreement by and among Guardian IV Holdings, L.L.C., as the borrower, New Mountain Guardian IV BDC, L.L.C., as the collateral manager and equityholder, Wells Fargo Bank, National Association, as the administrative agent and swingline lender, and Western Alliance Trust Company, N.A., as the collateral custodian, dated January 13, 2026*

14.1	Code of Ethics and Code of Business Conduct(2)
19.1	Insider Trading Policy and Procedures(9)
21.1	Subsidiaries of New Mountain Guardian IV BDC, L.L.C.:
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
(3)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s current report on Form 8-K filed on January 31, 2023.
(4)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s current report on Form 8-K filed on July 5, 2023.
(5)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s current report on Form 8-K filed on December 6, 2023.
(6)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s annual report on Form 10-K filed on March 10, 2023.
(7)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s quarterly report on Form 10-Q filed on August 13, 2024.
(8)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s quarterly report on Form 10-Q filed on November 13, 2024.
(9)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s annual report on Form 10-K filed on March 5, 2024.
(10)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s annual report on Form 10-K filed on March 6, 2025.
(11)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s quarterly report on Form 10-Q filed on May 13, 2025.
(12)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s quarterly report on Form 10-Q filed on November 12, 2025.
*Filed herewith.

Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2026.

NEW MOUNTAIN GUARDIAN IV BDC, L.L.C.
By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ JOHN R. KLINE	President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 4, 2026
John R. Kline

By:	/s/ KRIS CORBETT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 4, 2026
Kris Corbett

By:	/s/ ADAM B. WEINSTEIN	Executive Vice President and Director	March 4, 2026
Adam B. Weinstein

By:	/s/ ROME G. ARNOLD III	Director	March 4, 2026
Rome G. Arnold III

By:	/s/ DANIEL B. HÉBERT	Director	March 4, 2026
Daniel B. Hébert

By:	/s/ DAVID OGENS	Director	March 4, 2026
David Ogens