Form 10-Q
period 2026-03-31
New Mountain Guardian IV BDC, L.L.C.
filed 2026-05-12
CIK 1925531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2026

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of May 12, 2026 was 120,834,931. As of March 31, 2026, there was no established public market for the registrant's limited liability company units.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Non-controlled/non-affiliated investments at fair value (cost of $2,047,310 and $2,006,365, respectively)	$2,022,193	$2,006,885
Cash and cash equivalents	56,327	33,895
Interest and dividend receivable	13,146	11,404
Derivative asset at fair value	143	—
Other assets	814	1,414
Total assets	$2,092,623	$2,053,598
Liabilities
Borrowings
Wells Credit Facility	$552,622	$422,166
UBS Credit Facility	314,000	394,000
Deferred financing costs (net of accumulated amortization of $3,589 and $3,019, respectively)	(8,256)	(6,190)
Net borrowings	858,366	809,976
Distribution payable	25,013	22,354
Payable for unsettled securities purchased	12,895	633
Income based incentive fee payable	4,461	3,925
Interest payable	4,259	4,525
Management fee payable	3,475	2,992
Deferred tax liability	517	434
Payable to affiliate	482	451
Other liabilities	2,163	1,500
Total liabilities	911,631	846,790
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 120,834,931 and 120,834,931 units issued and outstanding, respectively	1,204,992	1,204,992
Accumulated underdistributed (overdistributed) earnings	(24,000)	1,816
Total members' capital	$1,180,992	$1,206,808
Total liabilities and members' capital	$2,092,623	$2,053,598
Members' capital per unit	$9.77	$9.99
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$44,393	$38,339
PIK interest income	958	1,109
Dividend income	860	856
Fee income	1,138	1,376
Total investment income	47,349	41,680
Expenses
Interest and other financing expenses	12,718	12,761
Income based incentive fee	4,461	3,812
Management fee	3,475	2,331
Administrative expenses	751	609
Professional fees	426	430
Capital gains incentive fee	—	(382)
Other general and administrative expenses	74	51
Organizational and offering expenses	—	21
Total expenses	21,905	19,633
Less: management fees waived (See Note 5)	—	(21)
Net expenses	21,905	19,612
Net investment income before income taxes	25,444	22,068
Income tax expense	161	79
Net investment income (loss)	25,283	21,989
Net realized gains (losses) on investments	(528)	(767)
Net change in unrealized appreciation (depreciation) of investments	(25,151)	(1,649)
Net change in unrealized appreciation (depreciation) of foreign currency	(467)	—
Net change in unrealized appreciation (depreciation) of derivative instruments	143	—
(Provision) benefit for taxes	(83)	(119)
Net realized and unrealized gains (losses)	(26,086)	(2,535)
Net increase (decrease) in members' capital resulting from operations	$(803)	$19,454
Earnings (loss) per unit (basic & diluted)	$(0.01)	$0.24
Weighted average common units outstanding - basic & diluted (See Note 10)	120,834,931	80,974,363

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Increase (Decrease) in members' capital resulting from operations:
Net investment income (loss)	$25,283	$21,989
Net realized gains (losses) on investments and foreign currency	(528)	(767)
Net change in unrealized appreciation (depreciation) of investments and foreign currency	(25,618)	(1,649)
Net change in unrealized appreciation (depreciation) of derivative instruments	143	—
(Provision) benefit for taxes	(83)	(119)
Net increase (decrease) in members' capital resulting from operations	(803)	19,454
Capital transactions
Distributions declared to unitholders from net investment income	(25,013)	(21,620)
Total net increase (decrease) in members' capital resulting from capital transactions	(25,013)	(21,620)
Net increase (decrease) in members' capital	(25,816)	(2,166)
Members' capital at the beginning of the period	1,206,808	820,098
Members' capital at the end of the period	$1,180,992	$817,932

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net increase (decrease) in members' capital resulting from operations	$(803)	$19,454
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	528	767
Net change in unrealized (appreciation) depreciation of investments	25,151	1,649
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	467	—
Net change in unrealized (appreciation) depreciation of derivative instruments	(143)	—
Amortization of purchase discount	(1,155)	(2,339)
Amortization of deferred financing costs	569	353
Non-cash investment income	(927)	(928)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(96,782)	(121,057)
Proceeds from sales and paydowns of investments	58,119	82,998
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	62	103
Cash paid for purchase of drawn portion of revolving credit facilities	(26)	(104)
Cash paid on drawn revolvers	(7,654)	(4,449)
Cash repayments on drawn revolvers	6,863	3,109
Interest and dividend receivable	(1,742)	362
Other assets	600	(711)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	12,262	(12,711)
Interest payable	(266)	(263)
Management fee payable	483	97
Income based incentive fee payable	536	433
Accrued capital gains incentive fee	—	(382)
Payable to affiliates	31	(20)
Deferred tax liability	83	119
Other liabilities	700	622
Net cash flows (used in) provided by operating activities	(3,044)	(32,898)
Cash flows from financing activities
Distributions	(22,354)	—
Proceeds from BMO Subscription Line	—	38,000
Repayment of BMO Subscription Line	—	(38,000)
Repayment of UBS Credit Facility	(80,000)	—
Proceeds from Wells Credit Facility	130,829	55,300
Repayment of Wells Credit Facility	—	(19,000)
Placement fees paid	(137)	(59)
Deferred financing costs paid	(2,535)	(1,105)
Net cash flows provided by (used in) financing activities	25,803	35,136
Net increase (decrease) in cash and cash equivalents	22,759	2,238
Cash and cash equivalents at the beginning of the period	33,895	19,866
Effect of foreign exchange rate changes on cash and cash equivalents	(327)	—
Cash and cash equivalents at the end of the period	$56,327	$22,104

Supplemental disclosure of cash flow information
Cash interest paid	$12,117	$12,488
Income taxes paid	2	—
Non-cash operating activities:
Non-cash activity on investments	$—	$1,993
Non-cash financing activities:
Distributions declared and payable	$25,013	$21,620
Accrual for deferred credit facility costs	223	53
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(2)(6)(8)	SOFR(Q)	+	4.25%	7.91%	10/2023	10/2028	$12,535	$12,535	$12,535
	First Lien(2)(6)(8)	SOFR(Q)	+	4.25%	7.91%	10/2023	10/2028	10,313	10,313	10,313
	First Lien(8)	SOFR(Q)	+	4.25%	7.91%	02/2024	10/2028	6,497	6,470	6,497
	Subordinated(8)	Fixed(Q)*		13.00%/PIK	13.00%	05/2023	05/2033	4,822	4,794	4,822
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.25%	7.90%	12/2024	10/2028	3,151	3,146	3,151
	First Lien(2)(6)(8)	SOFR(Q)	+	4.25%	7.91%	10/2023	10/2028	2,159	2,159	2,159
	First Lien(2)(6)(8)	SOFR(Q)	+	4.25%	7.91%	10/2023	10/2028	1,242	1,242	1,242
	First Lien(2)(6)(8)	SOFR(Q)	+	4.25%	7.91%	10/2023	10/2028	174	174	174
									40,833	40,893	3.46%
Viper Bidco, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.45%	11/2024	11/2031	41,752	41,574	40,524	3.43%
NC Topco, LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.17%	08/2024	09/2031	30,551	30,434	30,252
	First Lien(8)	SOFR(M)	+	4.75%	8.42%	08/2024	09/2031	8,738	8,703	8,652
									39,137	38,904	3.29%
Coupa Holdings, LLC
Software	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	8.92%	02/2023	02/2030	38,773	38,621	38,296	3.24%
Anaplan, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.17%	06/2022	06/2029	34,647	34,633	33,975
	First Lien(8)	SOFR(Q)	+	4.50%	8.17%	01/2024	06/2029	3,292	3,292	3,228
									37,925	37,203	3.15%
OEConnection LLC
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.17%	04/2024	12/2032	37,110	37,010	37,110	3.14%
Healthspan Buyer, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.45%	10/2024	10/2030	10,271	10,251	10,271
	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.45%	10/2025	10/2030	8,420	8,401	8,420
	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.45%	03/2026	10/2030	5,421	5,368	5,421
	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.45%	10/2023	10/2030	5,005	4,971	5,005
	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.45%	07/2025	10/2030	3,652	3,644	3,652
	First Lien(8)	SOFR(Q)	+	4.75%	8.45%	07/2025	10/2030	3,520	3,512	3,520
									36,147	36,289	3.07%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.45%	08/2024	08/2031	$21,449	$21,361	$21,449
	First Lien(8)	SOFR(Q)	+	4.75%	8.45%	08/2024	08/2031	12,611	12,560	12,611
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.45%	08/2024	08/2031	1,749	1,745	1,749
									35,666	35,809	3.03%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	6.50%	10.42%	05/2024	07/2028	27,036	27,028	27,036
	Subordinated(8)	Fixed(Q)*		14.25%/PIK	14.25%	05/2024	05/2030	5,262	5,255	5,262
	Subordinated(8)	Fixed(Q)*		14.25%/PIK	14.25%	05/2024	05/2030	2,010	2,007	2,010
	First Lien(8)(9) - Drawn	SOFR(Q)	+	6.50%	10.42%	05/2024	07/2028	1,013	1,012	1,013
									35,302	35,321	2.99%
Jeppesen Holdings, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.42%	10/2025	11/2032	35,044	34,952	34,956	2.96%
Businessolver.com, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.20%	12/2025	12/2032	30,660	30,586	30,583
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.20%	10/2023	12/2032	3,431	3,431	3,422
	First Lien(8)	SOFR(Q)	+	4.50%	8.20%	10/2023	12/2032	619	619	617
									34,636	34,622	2.93%
Vessco Midco Holdings, LLC
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	8.15%	07/2024	07/2031	22,912	22,822	22,912
	First Lien(8)(9) - Drawn	SOFR(S)	+	4.50%	8.17%	07/2024	07/2031	6,761	6,734	6,761
	First Lien(2)(6)(8)	SOFR(S)	+	4.50%	8.23%	11/2025	07/2031	3,523	3,515	3,523
	First Lien(2)(6)(8)(9) - Drawn	SOFR(M)	+	4.50%	8.17%	11/2025	07/2031	291	291	291
									33,362	33,487	2.84%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(8)	SOFR(Q)	+	6.00%	9.67%	09/2023	08/2029	16,822	16,769	16,723
	First Lien(4)(7)(8)	SOFR(Q)	+	5.75%	9.42%	08/2022	08/2029	12,298	12,298	12,075
	First Lien(2)(6)(8)	SOFR(Q)	+	5.75%	9.42%	08/2022	08/2029	4,494	4,468	4,413
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	9.41%	08/2022	08/2029	160	160	157
									33,695	33,368	2.83%
Einstein Parent, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	8.92%	01/2025	01/2031	34,415	34,124	33,169	2.81%
Safety Borrower Holdings LLC
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.42%	03/2024	12/2032	32,837	32,804	32,309
	First Lien(8)(9) - Drawn	P(Q)	+	3.75%	10.50%	10/2024	12/2032	167	163	164
									32,967	32,473	2.75%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Meta Buyer LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	8.94%	12/2025	12/2031	$26,722	$26,593	$26,589
	First Lien(8)	SOFR(Q)	+	5.25%	8.92%	12/2025	12/2031	3,671	3,645	3,653
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	8.92%	12/2025	12/2031	1,579	1,572	1,572
									31,810	31,814	2.69%
AAH Topco, LLC
Consumer Services	First Lien(8)	SOFR(M)	+	5.25%	9.02%	11/2023	12/2027	22,827	22,725	22,827
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	8.77%	03/2025	12/2027	8,908	8,880	8,908
									31,605	31,735	2.69%
Model N, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.45%	06/2024	06/2031	31,607	31,480	31,607	2.68%
Pike Corporation
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.18%	12/2025	12/2032	31,607	31,531	31,528	2.67%
Acumatica Holdings, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.45%	07/2025	07/2032	30,740	30,740	30,663	2.60%
Diamondback Acquisition, Inc.
Software	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	8.17%	09/2025	09/2032	29,801	29,731	29,038
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.50%	8.45%	09/2025	09/2032	895	894	872
									30,625	29,910	2.53%
IG Investments Holdings, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	8.67%	03/2024	09/2028	29,545	29,453	29,545	2.50%
Runway Bidco, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.70%	12/2024	12/2031	28,950	28,826	28,296	2.40%
HIG Intermediate, Inc. (14)
HIG Operations Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.17%	08/2023	06/2031	22,828	22,770	22,828
	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	8.17%	08/2023	06/2031	3,760	3,760	3,760
	First Lien(8)	SOFR(M)	+	4.50%	8.17%	03/2024	06/2031	1,601	1,597	1,601
									28,127	28,189	2.39%
Superman Holdings, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.20%	08/2024	08/2031	21,337	21,293	21,177
	First Lien(8)	SOFR(Q)	+	4.50%	8.20%	08/2024	08/2031	6,965	6,950	6,912
									28,243	28,089	2.38%
USRP Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.42%	10/2023	12/2029	11,814	11,814	11,814
	First Lien(2)(6)(8)	SOFR(M)	+	4.75%	8.42%	10/2023	12/2029	10,688	10,670	10,688
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	8.42%	08/2024	12/2029	2,625	2,614	2,625
	First Lien(8)	SOFR(M)	+	4.75%	8.42%	07/2023	12/2029	2,286	2,262	2,286
									27,360	27,413	2.32%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Pioneer Buyer I, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.70%	11/2025	11/2029	$23,873	$23,873	$23,873
	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.70%	11/2025	11/2028	2,813	2,813	2,813
									26,686	26,686	2.26%
Maverick Bidco Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.42%	12/2025	12/2031	25,710	25,649	25,474	2.16%
Brave Parent Holdings, Inc.
Software	First Lien(2)(6)(8)	SOFR(M)	+	4.25%	7.92%	11/2023	11/2030	10,492	10,454	10,152
	First Lien(4)(7)(8)	SOFR(M)	+	4.25%	7.92%	11/2023	11/2030	8,930	8,929	8,640
	First Lien(8)	SOFR(M)	+	4.25%	7.92%	10/2025	11/2030	6,136	6,107	5,937
									25,490	24,729	2.09%
Vehlo Purchaser, LLC
Software	First Lien(2)(6)(8)	SOFR(M)	+	5.50%	9.17%	12/2025	05/2028	19,649	19,583	19,576
	First Lien(8)	SOFR(M)	+	5.50%	9.17%	06/2025	05/2028	4,056	4,031	4,041
									23,614	23,617	2.00%
Bullhorn, Inc.
Software	First Lien(8)	SOFR(M)	+	5.00%	8.67%	05/2024	10/2029	11,127	11,116	11,127
	First Lien(8)	SOFR(M)	+	5.00%	8.67%	05/2024	10/2029	7,481	7,470	7,481
	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	8.67%	05/2024	10/2029	2,863	2,861	2,863
	First Lien(8)	SOFR(M)	+	5.00%	8.67%	05/2024	10/2029	864	860	864
	First Lien(8)	SOFR(M)	+	5.00%	8.67%	05/2024	10/2029	641	641	641
	First Lien(8)	SOFR(M)	+	5.00%	8.67%	05/2024	10/2029	287	287	287
	First Lien(8)	SOFR(M)	+	5.00%	8.67%	05/2024	10/2029	229	229	229
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	8.67%	05/2024	10/2029	105	104	105
									23,568	23,597	2.00%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.20%	09/2024	05/2029	18,854	18,854	18,666
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.20%	10/2023	05/2029	4,546	4,518	4,501
									23,372	23,167	1.96%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.17%	05/2025	06/2031	11,260	11,195	11,079
	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.42%	05/2024	06/2031	7,178	7,135	7,100
	First Lien(8)	SOFR(M)	+	4.50%	8.17%	05/2025	06/2031	2,357	2,337	2,319
	First Lien(8)	SOFR(M)	+	4.75%	8.42%	05/2024	06/2031	1,443	1,435	1,427
									22,102	21,925	1.86%
YLG Holdings, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.41%	06/2024	12/2030	21,000	20,988	21,000
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.41%	04/2025	12/2030	263	262	263
									21,250	21,263	1.80%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
GC Waves Holdings, Inc.
Financial Services & Technology	First Lien(8)	SOFR(M)	+	4.50%	8.17%	10/2024	10/2030	$14,178	$14,122	$14,178
	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	8.17%	10/2024	10/2030	5,213	5,207	5,213
	First Lien(8)	SOFR(M)	+	4.50%	8.17%	10/2024	10/2030	1,578	1,578	1,578
									20,907	20,969	1.78%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	6.50%	10.17%	10/2024	11/2029	20,441	20,244	20,441	1.73%
MRI Software LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.45%	10/2024	02/2028	12,899	12,843	12,675
	First Lien(8)	SOFR(Q)	+	4.75%	8.45%	12/2023	02/2028	4,177	4,168	4,105
	First Lien(8)	SOFR(Q)	+	4.75%	8.45%	08/2024	02/2028	2,622	2,613	2,577
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.46%	10/2025	02/2028	609	608	598
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.45%	12/2023	02/2028	299	301	294
									20,533	20,249	1.71%
iCIMS, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.75%	9.42%	08/2022	08/2028	11,320	11,301	10,833
	First Lien(4)(7)(8)	SOFR(Q)	+	5.75%	9.42%	08/2022	08/2028	9,587	9,552	9,174
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	9.42%	08/2022	08/2028	227	236	218
									21,089	20,225	1.71%
CentralSquare Technologies, LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.75%	9.42%	04/2024	04/2030	20,168	19,996	20,168	1.71%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)(7)(8)	SOFR(Q)*	+	2.50% +2.50%/PIK	8.70%	02/2025	02/2033	17,595	17,442	17,595
	First Lien(4)(7)(8)	SOFR(Q)*	+	2.50% +2.50%/PIK	8.70%	02/2026	02/2033	2,429	2,423	2,429
									19,865	20,024	1.70%
Asurion, LLC
Business Services	First Lien(2)(6)	SOFR(M)	+	4.25%	7.92%	09/2024	09/2030	19,700	19,387	19,524	1.65%
Allworth Financial Group, L.P.
Financial Services & Technology	First Lien(8)	SOFR(M)	+	4.75%	8.42%	10/2023	12/2027	12,491	12,424	12,491
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	8.42%	10/2024	12/2027	5,352	5,337	5,352
									17,761	17,843	1.51%
Eclipse Topco, Inc. (12)
Eclipse Buyer, Inc.
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.18%	09/2024	09/2031	17,280	17,209	17,194	1.46%
Houghton Mifflin Harcourt Company
Education	First Lien(4)(7)	SOFR(M)	+	5.25%	9.02%	12/2023	04/2029	11,408	11,273	9,703
	First Lien(2)(6)	SOFR(M)	+	5.25%	9.02%	09/2023	04/2029	8,611	8,299	7,324
									19,572	17,027	1.44%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Legends Hospitality Holding Company, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)*	+	2.75% +2.75%/PIK	9.17%	08/2024	08/2031	$14,717	$14,602	$14,570
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	8.67%	08/2024	08/2030	884	879	875
	First Lien(8)	SOFR(Q)	+	5.00%	8.66%	08/2024	08/2031	837	830	828
									16,311	16,273	1.38%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(M)	+	6.00%	9.67%	10/2023	11/2030	18,302	18,167	15,714
	First Lien(8)(9) - Drawn	SOFR(M)	+	6.00%	9.67%	10/2023	11/2029	488	493	419
									18,660	16,133	1.37%
OB Hospitalist Group, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.02%	10/2024	09/2027	13,435	13,434	13,435
	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.02%	07/2024	09/2027	2,309	2,295	2,309
									15,729	15,744	1.33%
IEM New Sub 2, LLC
Business Products	First Lien(4)(7)(8)	SOFR(S)	+	4.75%	8.37%	12/2025	12/2031	15,196	15,160	15,158	1.28%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(S)	+	4.75%	8.36%	05/2024	12/2028	11,744	11,703	11,744
	First Lien(4)(7)(8)	SOFR(S)	+	4.75%	8.36%	05/2024	12/2028	3,062	3,051	3,062
									14,754	14,806	1.25%
Victors Purchaser, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.20%	12/2025	12/2032	14,822	14,804	14,804	1.25%
Sierra Enterprises, LLC
Food & Beverage	First Lien(2)(6)(8)	SOFR(Q)	+	5.75%	9.45%	05/2025	05/2030	14,265	14,173	14,265	1.21%
Foundational Education Group, Inc.
Education	Second Lien(2)(6)(8)	SOFR(Q)	+	6.50%	10.43%	05/2022	08/2029	9,783	8,990	9,783
	First Lien(2)(6)	SOFR(Q)	+	3.75%	7.68%	05/2025	08/2028	4,552	4,228	4,188
									13,218	13,971	1.18%
Fetch, Inc.
Business Services	First Lien(4)(7)	SOFR(M)	+	4.75%	8.42%	03/2026	03/2033	13,822	13,753	13,752	1.16%
Firebird Acquisition Corp, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)*	+	2.25% +2.75%/PIK	8.67%	01/2025	02/2032	10,184	10,163	10,184
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.17%	01/2025	02/2032	3,263	3,257	3,263
									13,420	13,447	1.14%
Diligent Corporation
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.67%	04/2024	08/2030	10,980	10,949	10,861
	First Lien(8)	SOFR(Q)	+	5.00%	8.67%	04/2024	08/2030	1,882	1,877	1,862
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	8.67%	04/2024	08/2030	276	276	273
									13,102	12,996	1.10%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Low Voltage Holdings Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.20%	04/2025	04/2032	$11,153	$11,115	$11,153
	First Lien(8)	SOFR(Q)	+	4.50%	8.20%	04/2025	04/2032	1,694	1,688	1,694
									12,803	12,847	1.09%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(8)	SOFR(Q)	+	4.50%	8.20%	01/2024	01/2030	8,422	8,363	8,192
	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.20%	12/2025	01/2030	4,776	4,776	4,646
									13,139	12,838	1.09%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.25%	8.92%	09/2022	10/2029	9,837	9,753	9,837
	First Lien(8)	SOFR(M)	+	5.25%	8.92%	09/2022	10/2029	1,529	1,517	1,529
	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	8.92%	09/2022	10/2029	1,037	1,033	1,037
									12,303	12,403	1.05%
Vamos Bidco, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.45%	01/2025	01/2032	12,386	12,329	12,181	1.03%
Bonterra LLC
Software	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.45%	03/2025	03/2032	9,258	9,237	9,088
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.43%	10/2025	03/2032	1,867	1,858	1,832
	First Lien(8)	SOFR(Q)	+	4.75%	8.45%	03/2025	03/2032	1,008	1,006	990
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.44%	03/2025	03/2032	272	272	267
									12,373	12,177	1.03%
Xactly Corporation
Software	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.02%	02/2023	07/2027	12,802	12,791	12,151	1.03%
ComPsych Investments Corp.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.42%	07/2024	07/2031	12,099	12,053	12,099	1.02%
PROS Parent, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.42%	12/2025	12/2032	11,954	11,939	11,939	1.01%
Lighthouse Buyer, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(A)	+	4.50%	8.04%	12/2025	12/2031	11,815	11,759	11,756	1.00%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.25%	8.02%	10/2025	06/2029	8,778	8,739	8,778
	First Lien(4)(7)(8)	SOFR(Q)	+	4.25%	8.01%	06/2023	06/2029	2,895	2,881	2,895
									11,620	11,673	0.99%
HP TLE Buyer, Inc.
Education	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.45%	07/2025	07/2032	10,938	10,888	10,938	0.93%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Foreside Financial Group, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.07%	05/2022	09/2027	$7,460	$7,450	$7,460
	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.07%	10/2024	09/2027	1,817	1,817	1,817
	First Lien(8)	SOFR(Q)	+	5.25%	9.09%	03/2024	09/2027	752	749	752
	First Lien(8)	SOFR(Q)	+	5.25%	9.07%	05/2022	09/2027	355	354	355
	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.07%	05/2022	09/2027	264	264	264
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.11%	05/2022	09/2027	116	120	116
									10,754	10,764	0.91%
RLG Holdings, LLC
Packaging	First Lien(4)(7)	SOFR(Q)	+	4.25%	8.18%	09/2025	07/2028	11,747	9,611	5,580
	First Lien	SOFR(Q)	+	4.25%	8.18%	01/2026	07/2028	7,375	3,588	3,503
	Second Lien	SOFR(Q)	+	7.50%	11.43%	01/2026	07/2029	5,888	843	1,030
	First Lien	SOFR(Q)	+	5.00%	8.67%	10/2025	07/2028	1,196	708	568
									14,750	10,681	0.90%
Tempo Acquisition, LLC**
Business Services	First Lien	SOFR(M)	+	1.75%	5.42%	03/2026	08/2028	14,269	9,473	10,356	0.88%
DigiCert, Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.75%	9.42%	07/2025	07/2030	10,327	10,259	10,250	0.87%
Planview Parent, Inc.
Software	Second Lien(4)(7)	SOFR(Q)	+	5.75%	9.45%	06/2024	12/2028	12,117	12,091	8,073
	First Lien(4)	SOFR(Q)	+	3.50%	7.20%	02/2026	12/2027	2,649	2,129	1,996
									14,220	10,069	0.85%
MedX Holdings, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.17%	07/2025	07/2032	10,044	9,997	10,044
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.50%	8.18%	07/2025	07/2032	22	22	22
									10,019	10,066	0.85%
Nexus Buyer LLC
Financial Services & Technology	Second Lien(4)(7)	SOFR(M)	+	5.75%	9.42%	08/2025	02/2032	10,000	9,907	9,775	0.83%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second Lien(2)(6)	SOFR(M)	+	5.50%	9.17%	07/2025	07/2033	9,512	9,468	9,286	0.79%
GS Acquisitionco, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.25%	8.95%	03/2024	05/2028	4,984	4,979	4,667
	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	8.95%	03/2024	05/2028	2,296	2,299	2,150
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	8.95%	03/2024	05/2028	1,268	1,268	1,187
	First Lien(8)	SOFR(Q)	+	5.25%	8.95%	03/2024	05/2028	991	990	928
									9,536	8,932	0.76%
PDI TA Holdings, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)*	+	3.50% +2.50%/PIK	9.70%	01/2024	02/2031	6,297	6,274	6,007
	First Lien(8)	SOFR(Q)*	+	3.50% +2.50%/PIK	9.70%	01/2024	02/2031	2,278	2,269	2,173
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.17%	01/2024	02/2031	638	636	609
									9,179	8,789	0.74%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
FS WhiteWater Holdings, LLC (13)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.10%	07/2022	12/2029	$3,911	$3,891	$3,911
	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.10%	09/2024	12/2029	3,214	3,191	3,214
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.10%	03/2025	12/2029	1,280	1,270	1,280
									8,352	8,405	0.71%
Jawbreaker Topco, L.P. (17)
Jawbreaker Parent, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.45%	01/2026	01/2033	8,230	8,190	8,189	0.69%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.25%	7.92%	09/2023	09/2029	8,148	8,087	8,124	0.69%
Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.25%	7.95%	10/2025	10/2032	8,214	8,205	8,013	0.68%
Databricks, Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.17%	12/2024	01/2032	7,975	7,943	7,935	0.67%
LSCS Holdings, Inc.
Healthcare	First Lien(4)(7)	SOFR(Q)	+	4.50%	8.20%	09/2024	03/2032	8,359	8,275	7,889	0.67%
Optimizely North America Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	8.67%	10/2024	10/2031	7,920	7,887	7,800	0.66%
Wrench Group LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.45%	10/2025	09/2032	7,838	7,801	7,798	0.66%
Panzura Holdings, LLC (11)
Panzura, LLC
Software	First Lien(8)	Fixed(Q)*		9.00% +8.00%/PIK	17.00%	08/2023	08/2027	8,260	8,007	7,508	0.64%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.41%	11/2024	11/2031	5,205	5,172	5,205
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	8.67%	11/2024	11/2031	1,030	1,024	1,030
	First Lien(8)	SOFR(Q)	+	5.00%	8.71%	07/2025	11/2031	863	855	863
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	8.66%	11/2024	11/2031	403	401	403
									7,452	7,501	0.64%
Rithum Holdings, Inc. (fka CommerceHub, Inc.)
Software	First Lien(2)(6)	SOFR(Q)	+	4.75%	8.45%	07/2025	07/2032	7,744	7,612	7,386	0.63%
PDQ.com Corporation
Software	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.41%	10/2023	10/2032	3,877	3,848	3,819
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.20%	10/2025	10/2032	2,944	2,937	2,900
	First Lien(8)	SOFR(Q)	+	4.75%	8.39%	10/2023	10/2032	626	625	617
									7,410	7,336	0.62%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(8)	SOFR(M)	+	4.50%	8.17%	06/2024	12/2028	$7,102	$7,084	$7,102	0.60%
Archduke Buyer, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.17%	12/2025	12/2032	7,102	7,067	7,066	0.60%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.67%	10/2025	10/2032	5,093	5,069	5,067
	First Lien(8)	SOFR(Q)	+	5.00%	8.67%	10/2025	10/2032	1,026	1,016	1,021
	First Lien(4)(7)(8)(18)	SONIA(D)	+	5.00%	8.73%	10/2025	10/2032	€643	842	846
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	8.67%	10/2025	10/2032	74	74	73
									7,001	7,007	0.59%
Galway Borrower LLC
Business Services	First Lien(4)(7)	SOFR(Q)	+	4.50%	8.20%	04/2024	09/2028	4,407	4,394	4,308
	First Lien	SOFR(Q)	+	4.50%	8.20%	04/2024	09/2028	1,922	1,904	1,878
	First Lien	SOFR(Q)	+	4.50%	8.20%	02/2026	09/2028	185	185	181
	First Lien(9) - Drawn	SOFR(Q)	+	4.50%	8.20%	02/2026	09/2028	123	123	121
									6,606	6,488	0.55%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.42%	08/2024	08/2031	6,434	6,408	6,434	0.54%
RailPros Parent, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.25%	7.91%	05/2025	05/2032	5,813	5,788	5,784
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.25%	7.91%	05/2025	05/2032	539	537	537
									6,325	6,321	0.54%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	8.89%	08/2025	08/2031	6,223	6,195	6,182	0.52%
Cloudera, Inc.
Software	Second Lien(2)(6)	SOFR(M)	+	6.00%	9.77%	10/2022	10/2029	7,900	7,041	6,148	0.52%
Greenway Health, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	6.75%	10.45%	12/2023	04/2029	6,222	6,163	6,146	0.52%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.45%	07/2025	07/2032	6,089	6,061	6,058	0.51%
Zest Acquisition Corp.
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	8.92%	04/2023	02/2028	6,058	5,977	6,058	0.51%
Javelin Buyer, Inc.
Software	Second Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.67%	10/2024	12/2032	6,470	6,441	5,991	0.51%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(8)	SOFR(Q)	+	7.50%	11.30%	07/2022	07/2029	3,043	3,021	3,043
	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	9.52%	07/2022	07/2028	2,660	2,648	2,660
									5,669	5,703	0.48%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Project Accelerate Parent, LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	8.92%	02/2024	02/2031	$5,542	$5,521	$5,542	0.47%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	9.20%	11/2022	04/2030	5,367	5,323	5,367
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.21%	11/2022	04/2030	97	98	97
									5,421	5,464	0.46%
Smile Doctors LLC
Healthcare	First Lien(2)(6)(8)	SOFR(S)	+	5.90%	9.63%	05/2022	12/2028	3,747	3,734	3,637
	First Lien(2)(6)(8)	SOFR(S)	+	5.90%	9.63%	05/2022	12/2028	1,103	1,093	1,070
	First Lien(8)	SOFR(S)	+	5.90%	9.63%	06/2023	12/2028	561	557	545
									5,384	5,252	0.44%
Next Holdco, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	8.89%	11/2023	11/2030	5,183	5,157	5,183	0.44%
Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	6.24%	10.06%	04/2025	03/2028	4,706	4,690	4,706	0.40%
TigerConnect, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.06%	11/2024	08/2029	2,337	2,325	2,293
	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.06%	08/2025	08/2029	2,045	2,032	2,006
	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.06%	11/2024	08/2029	113	113	111
									4,470	4,410	0.37%
Centegix Intermediate II, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)*	+	2.63% +3.13%/PIK	9.40%	08/2025	08/2032	3,240	3,225	3,224
	First Lien(8)	SOFR(Q)*	+	2.63% +3.13%/PIK	9.40%	08/2025	08/2032	531	527	528
	First Lien(8)	SOFR(Q)*	+	2.63%+3.13%/PIK	9.40%	08/2025	08/2032	407	406	405
	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.20%	03/2026	08/2032	169	168	168
									4,326	4,325	0.37%
Pathway Vet Alliance LLC
Consumer Services	First Lien(4)(7)	SOFR(Q)	+	5.00%	8.67%	04/2025	06/2028	4,006	4,021	3,974	0.34%
LogRhythm, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	7.50%	11.17%	07/2024	07/2029	4,196	4,151	3,673	0.31%
KENG Acquisition, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.17%	08/2023	08/2029	1,815	1,801	1,815
	First Lien(8)	SOFR(Q)	+	4.50%	8.17%	08/2023	08/2029	1,388	1,378	1,388
	First Lien(8)	SOFR(Q)	+	4.50%	8.17%	07/2024	08/2029	392	390	392
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.17%	01/2025	08/2029	65	65	65
									3,634	3,660	0.31%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
DT1 Midco Corp.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	8.67%	02/2026	12/2031	$2,044	$2,044	$2,034
	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	8.67%	06/2025	12/2031	1,513	1,507	1,505
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	8.67%	06/2025	12/2031	36	36	36
									3,587	3,575	0.30%
Fortis Solutions Group, LLC
Packaging	First Lien(8)	SOFR(Q)	+	5.50%	9.30%	06/2022	10/2028	1,455	1,454	1,455
	First Lien(8)	SOFR(Q)	+	5.50%	9.30%	06/2022	10/2028	1,185	1,184	1,185
	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.30%	06/2022	10/2028	372	372	372
									3,010	3,012	0.26%
Zone Climate Services, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	6.00%	9.82%	10/2023	03/2028	2,415	2,409	2,397
	First Lien(8)	SOFR(Q)	+	6.00%	9.85%	11/2023	03/2028	278	278	276
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	9.55%	11/2023	03/2028	233	233	231
									2,920	2,904	0.25%
Capstone Borrower, Inc.
Business Services	First Lien	Fixed(S)		8.00%	8.00%	03/2026	06/2030	2,649	2,277	2,534	0.21%
KPSKY Acquisition Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.26%	06/2022	10/2028	1,723	1,715	1,616
	First Lien(8)	SOFR(Q)	+	5.75%	9.52%	11/2023	10/2028	19	19	17
									1,734	1,633	0.14%
DOCS, MSO, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	8.81%	06/2022	06/2028	1,579	1,578	1,564	0.13%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.17%	07/2025	02/2028	1,348	1,348	1,348
	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.17%	07/2025	02/2028	69	69	69
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.50%	8.17%	07/2025	02/2028	15	15	15
									1,432	1,432	0.12%
RealPage, Inc.
Software	First Lien(4)	SOFR(Q)	+	3.75%	7.45%	03/2026	04/2028	1,381	1,294	1,345	0.11%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	8.42%	07/2024	10/2028	1,105	1,100	1,092	0.09%
KWOR Intermediate I, LLC (15)
KWOR Acquisition, Inc.
Business Services	Subordinated(8)	SOFR(Q)*	+	8.00%/PIK	11.67%	02/2025	02/2030	423	423	423
	First Lien(2)(6)(8)	SOFR(Q)*	+	1.00% +5.25%/PIK	9.92%	02/2025	02/2030	404	404	404
									827	827	0.07%
Riskonnect Parent, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.49%	11/2025	12/2028	450	448	450	0.04%
Total Funded Debt Investments - United States									$1,914,932	$1,891,799	160.18%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Funded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	7.00%	10.76%	02/2024	02/2030	$12,144	$12,037	$12,144
	First Lien(8)	SOFR(Q)	+	7.00%	10.73%	02/2024	02/2030	6,904	6,878	6,904
									18,915	19,048	1.61%
Accelya Lux Finco S.a r.l.**
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	8.95%	09/2025	10/2032	9,528	9,348	9,176	0.78%
Cleanova US Holdings, LLC**
Business Products	First Lien(2)(6)	SOFR(Q)	+	4.75%	8.42%	05/2025	06/2032	8,364	8,102	8,239	0.70%

Total Funded Debt Investments - United Kingdom									$36,365	$36,463	3.09%
Funded Debt Investments - France
Datheos Bidco**
Business Services	First Lien(4)(7)(8)(18)	EURIBOR(Q)	+	5.00%	7.13%	12/2025	12/2032	€24,911	$29,075	$28,607	2.42%
Total Funded Debt Investments - France									$29,075	$28,607	2.42%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.42%	06/2025	12/2029	$3,983	$3,974	$3,929
	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.42%	12/2022	12/2029	3,402	3,371	3,356
	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.42%	12/2023	12/2029	1,325	1,316	1,307
									8,661	8,592	0.73%
Adelaide Borrower, LLC**
Business Services	First Lien(8)	SOFR(Q)	+	6.25%	9.95%	05/2024	05/2030	4,780	4,745	4,732
	First Lien(8)(9) - Drawn	SOFR(Q)	+	6.25%	9.92%	05/2024	05/2030	80	81	79
									4,826	4,811	0.41%
Total Funded Debt Investments - Australia									$13,487	$13,403	1.14%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First Lien(4)(7)(8)	SOFR(S)*	+	3.50% + 2.00%/PIK	9.08%	06/2025	07/2031	$10,989	$10,989	$10,989
	First Lien(4)(7)(8)	SOFR(S)*	+	3.50% + 2.00%/PIK	9.12%	06/2025	07/2031	602	602	602
									11,591	11,591	0.98%
Total Funded Debt Investments - Jersey									$11,591	$11,591	0.98%
Funded Debt Investments - Switzerland
Matterhorn Finco, Inc.**
Software	First Lien(4)(7)	SOFR(Q)	+	5.50%	9.20%	03/2026	03/2033	$7,982	$7,943	$7,943	0.67%
Total Funded Debt Investments - Switzerland									$7,943	$7,943	0.67%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Structured Financing Obligation - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligations(8)	SOFR(Q)	+	7.00%	10.67%	11/2024	01/2037	$1,996	$1,996	$1,968	0.17%
Total Structured Financing Obligation - United States									$1,996	$1,968	0.17%
Total Funded Debt Investments									$2,015,389	$1,991,774	168.65%
Equity - United States
HIG Intermediate, Inc. (14)
Business Services	Series A preferred shares (8)	Fixed(Q)		10.50%	10.50%	12/2024	—	14,558	$14,448	$14,558	1.23%
Portage Point Partners, LP
Financial Services & Technology	Preferred shares (5)(8)	Fixed(S)		14.00%	14.00%	09/2024	—	77,399	7,663	7,740
	Class B common units (5)(8)	—		—	—	09/2024	—	667	2,415	3,641
									10,078	11,381	0.96%
Eclipse Topco, Inc. (12)
Financial Services & Technology	Preferred shares (8)	Fixed(S)*		12.50%/PIK	12.50%	09/2024	—	461	5,361	5,407	0.45%
Jawbreaker Topco, L.P. (17)
Software	Class A-1 common units (8)	—		—	—	01/2026	—	69,708	697	697	0.06%
Knockout Intermediate Holdings I Inc. (16)
Software	Preferred shares (8)	SOFR(S)*	+	10.75%/PIK	14.35%	06/2022	—	433	690	663	0.06%
KWOR TopCo I, LLC (15)
KWOR Intermediate I, LLC (15)
Business Services	Preferred shares (8)	SOFR(Q)*	+	8.00%/PIK	11.67%	02/2025	—	250	284	284
	Class A-1 common units (8)	—		—	—	02/2025	—	234	245	23
									529	307	0.03%
FS WhiteWater Holdings, LLC (13)
Consumer Services	Class B preferred units (8)	Fixed(A)*		20.00%/PIK	20.00%	10/2024	—	1,396	219	219	0.02%
Panzura Holdings, LLC (11)
Software	Class N-3 common units (3)(8)	—		—	—	02/2025	—	90,351	480	—	—%
Total Shares - United States									$32,502	$33,232	2.81%
Total Shares									$32,502	$33,232	2.81%
Total Funded Investments									$2,047,891	$2,025,006	171.46%
Unfunded Debt Investments - United States
FS WhiteWater Holdings, LLC (13)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—		—	—	12/2025	12/2027	$5,258	$—	$—
	First Lien(8)(9) - Undrawn	—		—	—	03/2025	03/2027	97	—	—
									—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Associations Finance, Inc.
Associations, Inc.	First Lien(8)(9) - Undrawn	—	—	—	05/2024	07/2028	$1,104	$—	$—
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	07/2028	1,705	—	—
								—	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2026	1,685	—	—
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	02/2024	10/2028	536	(2)	—
								(2)	—	—%
KWOR Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2025	02/2027	249	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2025	02/2030	188	—	—
								—	—	—%
HIG Intermediate, Inc. (14)
HIG Operations Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	03/2024	09/2026	591	—	—	—%
Project Accelerate Parent, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2031	806	(3)	—	—%
Firebird Acquisition Corp, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	01/2025	02/2027	2,590	—	—
	First Lien(8)(9) - Undrawn	—	—	—	01/2025	02/2032	1,761	(4)	—
								(4)	—	—%
AAH Topco, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	03/2025	03/2027	10,274	—	—	—%
Allworth Financial Group, L.P.
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	10/2024	10/2026	2,572	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2024	12/2027	368	(1)	—
								(1)	—	—%
Bullhorn, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	693	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	10/2029	683	—	—
								—	—	—%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2024	11/2026	1,474	—	—
	First Lien(8)(9) - Undrawn	—	—	—	11/2024	11/2031	473	(4)	—
								(4)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	$1,629	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	1,086	(4)	—
								(4)	—	—%
ComPsych Investments Corp.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2027	3,507	(9)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	09/2022	05/2026	522	—	—
	First Lien(8)(9) - Undrawn	—	—	—	09/2022	10/2029	1,480	(11)	—
								(11)	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	01/2025	01/2027	1,017	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2023	08/2029	675	(4)	—
								(4)	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2022	09/2027	465	(5)	—	—%
GHX Ultimate Parent Corporation
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	02/2025	02/2033	2,612	(16)	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2024	09/2028	3,146	(10)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(8)(9) - Undrawn	—	—	—	07/2025	02/2028	139	—	—	—%
Sierra Enterprises, LLC
Food & Beverage	First Lien(8)(9) - Undrawn	—	—	—	05/2025	05/2030	1,819	(11)	—	—%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	2,978	(15)	—	—%
MedX Holdings, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2027	4,155	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2032	1,778	(8)	—
								(8)	—	—%
Model N, Inc.
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2026	6,549	—	—
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2031	3,493	(13)	—
								(13)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Next Holdco, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2029	$339	$(2)	$—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	10/2024	09/2027	1,933	—	—	—%
OEConnection LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2028	2,777	—	—
	First Lien(8)(9) - Undrawn	—	—	—	04/2024	12/2032	3,472	(11)	—
								(11)	—	—%
Pioneer Buyer I, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	11/2025	11/2029	3,385	—	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(8)(9) - Undrawn	—	—	—	11/2022	04/2030	319	(5)	—	—%
Low Voltage Holdings Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	04/2025	10/2027	1,992	—	—
	First Lien(8)(9) - Undrawn	—	—	—	04/2025	04/2032	1,552	(5)	—
								(5)	—	—%
SIG Parent Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2026	02/2028	7,229	—	—	—%
HP TLE Buyer, Inc.
Education	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2032	2,406	(11)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	10/2023	10/2030	1,229	(8)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2027	1,886	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	06/2029	503	(2)	—
								(2)	—	—%
CentralSquare Technologies, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2030	2,205	(19)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	3,318	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	12/2029	1,358	(3)	—
								(3)	—	—%
Vessco Midco Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2025	05/2028	3,425	—	—
	First Lien(2)(6)(8)(9) - Undrawn	—	—	—	11/2025	07/2026	24	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	561	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2031	2,546	(10)	—
								(10)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
YLG Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	04/2025	11/2026	$182	$(1)	$—
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	12/2030	1,830	(1)	—
								(2)	—	—%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	09/2023	09/2029	626	(5)	(2)	(0.00)%
PDI TA Holdings, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2024	02/2031	46	—	(2)	(0.00)%
PROS Parent, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2032	1,958	(2)	(2)	(0.00)%
Zone Climate Services, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2023	03/2028	211	(2)	(2)	(0.00)%
DOCS, MSO, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2028	282	—	(3)	(0.00)%
Centegix Intermediate II, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	03/2026	03/2028	828	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2025	08/2032	563	(3)	(3)
								(3)	(3)	(0.00)%
Victors Purchaser, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2027	1,161	—	(1)
	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2032	2,208	(5)	(3)
								(5)	(4)	(0.00)%
Archduke Buyer, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2032	888	(4)	(4)	(0.00)%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	08/2022	08/2029	266	(3)	(5)	(0.00)%
DigiCert, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2030	749	(5)	(6)	(0.00)%
Jeppesen Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	10/2025	11/2032	2,710	(7)	(7)	(0.00)%
IEM New Sub 2, LLC
Business Products	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2027	2,955	—	(7)	(0.00)%
Vehlo Purchaser, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2025	05/2028	2,041	(7)	(8)	(0.00)%
Acumatica Holdings, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2032	3,148	—	(8)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Jawbreaker Topco, L.P. (17)
Jawbreaker Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2026	01/2029	$1,587	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	01/2026	04/2026	3,935	—	—
	First Lien(8)(9) - Undrawn	—	—	—	01/2026	01/2033	1,587	(8)	(8)
								(8)	(8)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2030	800	(8)	(8)	(0.00)%
Wrench Group LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	10/2025	09/2027	1,071	—	(5)
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	09/2031	1,071	(5)	(5)
								(5)	(10)	(0.00)%
RailPros Parent, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2025	05/2032	899	(4)	(4)
	First Lien(8)(9) - Undrawn	—	—	—	05/2025	05/2027	1,258	—	(6)
								(4)	(10)	(0.00)%
Optimizely North America Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2024	10/2031	750	(3)	(11)	(0.00)%
Fetch, Inc.
Business Services	First Lien(9) - Undrawn	—	—	—	03/2026	09/2028	4,065	—	—
	First Lien(9) - Undrawn	—	—	—	03/2026	03/2033	2,439	(12)	(12)
								(12)	(12)	(0.00)%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2032	763	(3)	(4)
	First Lien(8)(9) - Undrawn	—	—	—	07/2025	01/2028	2,035	—	(10)
								(3)	(14)	(0.00)%
Eclipse Topco, Inc. (12)
Eclipse Buyer, Inc.
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	09/2024	09/2026	2,929	—	(15)	(0.00)%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	08/2025	08/2031	691	(3)	(4)
	First Lien(8)(9) - Undrawn	—	—	—	08/2025	08/2027	2,074	—	(13)
								(3)	(17)	(0.00)%
Galway Borrower LLC
Business Services	First Lien(9) - Undrawn	—	—	—	02/2026	09/2028	201	(1)	(5)
	First Lien(9) - Undrawn	—	—	—	02/2026	02/2028	649	—	(15)
								(1)	(20)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	07/2024	10/2028	$483	$(2)	$(6)
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	1,304	—	(15)
								(2)	(21)	(0.00)%
Maverick Bidco Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2031	1,029	(2)	(9)
	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2027	1,286	—	(12)
								(2)	(21)	(0.00)%
Businessolver.com, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2032	3,663	(9)	(9)
	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2027	5,198	—	(13)
								(9)	(22)	(0.00)%
Superman Holdings, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	3,115	(6)	(23)	(0.00)%
Xactly Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2027	538	—	(27)	(0.00)%
Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2032	1,120	(1)	(27)	(0.00)%
Pike Corporation
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2032	4,581	(11)	(11)
	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2028	6,871	—	(17)
								(11)	(28)	(0.00)%
DT1 Midco Corp.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	06/2025	12/2030	976	(3)	(5)
	First Lien(8)(9) - Undrawn	—	—	—	06/2025	04/2027	5,044	—	(25)
								(3)	(30)	(0.00)%
Diligent Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	08/2030	979	(4)	(11)
	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2026	1,882	(5)	(20)
								(9)	(31)	(0.00)%
MRI Software LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2023	02/2028	898	(4)	(16)
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2027	967	—	(17)
								(4)	(33)	(0.00)%
NC Topco, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	08/2024	09/2031	3,495	(14)	(34)	(0.00)%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	01/2024	01/2030	1,283	(5)	(35)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Bonterra LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2025	03/2032	$736	$(2)	$(13)
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2027	1,794	—	(33)
								(2)	(46)	(0.00)%
Anaplan, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2025	06/2028	2,460	—	(48)	(0.00)%
PDQ.COM Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2027	1,636	—	(25)
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	10/2032	1,647	(11)	(25)
								(11)	(50)	(0.00)%
LogRhythm, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2029	420	(4)	(52)	(0.00)%
Meta Buyer LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2031	4,804	(18)	(24)
	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2027	5,763	—	(29)
								(18)	(53)	(0.00)%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	10/2025	07/2027	66	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	07/2027	966	—	(5)
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2032	2,879	(13)	(14)
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	07/2027	3,868	—	(19)
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	07/2027	3,774	—	(19)
								(13)	(57)	(0.00)%
Lighthouse Buyer, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2031	1,969	(9)	(10)
	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2028	9,846	—	(49)
								(9)	(59)	(0.00)%
iCIMS, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2022	08/2028	1,397	(12)	(60)	(0.01)%
Brave Parent Holdings, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2030	2,113	(5)	(68)	(0.01)%
GS Acquisitionco, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2024	05/2028	1,150	(3)	(73)	(0.01)%
Coupa Holdings, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	02/2023	02/2029	2,698	(8)	(33)
	First Lien(8)(9) - Undrawn	—	—	—	02/2023	06/2027	3,524	—	(43)
								(8)	(76)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	05/2025	06/2027	$2,518	$—	$(41)
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	06/2030	3,190	(17)	(51)
								(17)	(92)	(0.01)%
Vamos Bidco, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2025	01/2032	1,560	(7)	(26)
	First Lien(8)(9) - Undrawn	—	—	—	01/2025	02/2027	5,200	—	(86)
								(7)	(112)	(0.01)%
Einstein Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2025	01/2031	3,560	(29)	(129)	(0.01)%
Safety Borrower Holdings LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	10/2024	12/2032	2,749	—	(44)
	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2027	5,371	—	(86)
								—	(130)	(0.02)%
Databricks, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2025	01/2028	26,862	—	(134)	(0.02)%
Viper Bidco, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	09/2025	09/2027	7,896	—	(231)	(0.03)%
Diamondback Acquisition, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	09/2025	09/2032	3,169	(8)	(81)
	First Lien(8)(9) - Undrawn	—	—	—	09/2025	09/2027	6,097	—	(156)
								(8)	(237)	(0.03)%
Runway Bidco, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2031	3,633	(15)	(82)
	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2026	7,265	—	(164)
								(15)	(246)	(0.03)%
PetVet Care Centers, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	10/2023	11/2029	1,954	(20)	(276)	(0.03)%
Total Unfunded Debt Investments - United States								$(535)	$(2,749)	(0.23)%
Unfunded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2030	$3,874	$(31)	$—	—
Total Unfunded Debt Investments - United Kingdom								$(31)	$—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Unfunded Debt Investments - Switzerland
Matterhorn Finco, Inc.**
Software	First Lien(9) - Undrawn	—	—	—	03/2026	03/2033	$698	$(3)	$(3)
	First Lien(4)(7)(9) - Undrawn	—	—	—	03/2026	03/2033	698	(3)	(3)
								(6)	(6)	(0.00)%
Total Unfunded Debt Investments - Switzerland								$(6)	$(6)	(0.00)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2022	12/2028	$740	$(3)	$(10)	(0.00)%
Adelaide Borrower, LLC**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2030	587	(6)	(6)
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	1,048	—	(10)
								(6)	(16)	(0.00)%
Total Unfunded Debt Investments - Australia								$(9)	$(26)	(0.00)%
Unfunded Debt Investments - France
Datheos Bidco**
Business Services	First Lien(8)(9)(18) - Undrawn	—	—	—	12/2025	10/2029	€4,529	$—	$(32)	(0.00)%
Total Unfunded Debt Investments - France								—	(32)	(0.00)%
Total Unfunded Debt Investments								$(581)	$(2,813)	(0.23)%
Total Non-Controlled/Non-Affiliated Investments								$2,047,310	$2,022,193	171.23%
Total Investments								$2,047,310	$2,022,193	171.23%

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
(10)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (SONIA), the Euro Interbank Offered Rate (EURIBOR) and the alternative base rate (Base) and which resets Daily (D), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of March 31, 2026.
(11)The Company holds Class N-3 common units in Panzura Holdings, LLC and a first lien term loan in Panzura, LLC, a wholly-owned subsidiary of Panzura Holdings, LLC.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

(12)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of March 31, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $5,407.
(13)The Company holds Class B preferred units in FS WhiteWater Holdings, LLC and a first lien term loan and three first lien delayed draws in FS WhiteWater Borrower, LLC, a wholly-owned subsidiary of FS WhiteWater Holdings, LLC. The Company's Class B preferred units are entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of March 31, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $219.
(14)The Company holds Series A preferred shares in HIG Intermediate, Inc. and a first lien term loan and a first lien delayed draw in Higginbotham Insurance Agency, Inc., a wholly-owned subsidiary of HIG Intermediate, Inc.
(15)The Company holds Class A-1 common units in KWOR TopCo I, LLC and preferred equity and subordinated notes in KWOR Intermediate I, LLC, a wholly-owned subsidiary of KWOR TopCo I, LLC. The Company also holds a first lien term loan, a first lien delayed draw and a first lien revolver in KWOR Acquisition, Inc., a wholly-owned subsidiary of KWOR Intermediate I, LLC. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of March 31, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $284.
(16)The Company's preferred equity investment in Knockout Intermediate Holdings I, Inc. is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of March 31, 2026, the Company's stated value of its share plus unpaid compounded dividends was $694.
(17)The Company holds Class A-1 common units in Jawbreaker Topco, L.P. and a first lien term loan, first lien delayed draws and first lien revolver in Jawbreaker Parent, Inc., a partially-owned subsidiary of Jawbreaker Topco, L.P.
(18)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of March 31, 2026, the par value U.S. dollar equivalent of the Packaging Coordinators Midco, Inc. first lien delayed draw is $850 and the Datheos Bidco first lien term loan and undrawn delayed draw term loan is $28,786 and $5,234, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
(19)Par amount is denominated in United States Dollar unless otherwise noted, which may include British Pound ("£") and/or Euro ("€").
*    All or a portion of interest contains payment in kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2026, 5.27% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.

ADDITIONAL INFORMATION

Foreign Currency Forward Contracts
Counterparty	Currency Purchased	Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Bank National Association	$4,461	€3,737	4/30/2026	$143
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(unaudited)

March 31, 2026
Investment Type	Percent of Total Investments at Fair Value
First lien	95.00%
Second lien	2.48%
Subordinated	0.77%
Structured finance obligations	0.10%
Equity and other	1.65%
Total investments	100.00%

March 31, 2026
Industry Type	Percent of Total Investments at Fair Value
Business Services	36.11%
Software	28.50%
Financial Services & Technology	14.73%
Healthcare	10.59%
Consumer Services	5.01%
Education	2.07%
Business Products	1.16%
Food & Beverage	0.71%
Packaging	0.68%
Distribution & Logistics	0.34%
Investment Fund	0.10%
Total investments	100.00%

March 31, 2026
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	97.52%
Fixed rates	2.48%
Total investments	100.00%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Viper Bidco, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.42%	11/2024	11/2031	$41,857	$41,673	$41,857	3.47%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.49%	10/2023	10/2028	12,569	12,568	12,569
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.49%	10/2023	10/2028	10,341	10,341	10,341
	First Lien(8)	SOFR(Q)	+	4.50%	8.49%	02/2024	10/2028	6,514	6,483	6,514
	Subordinated(8)	Fixed(Q)*		13.00%/PIK	13.00%	05/2023	05/2033	4,665	4,635	4,665
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.49%	10/2023	10/2028	2,164	2,164	2,164
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.36%	12/2024	10/2028	1,967	1,963	1,967
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.49%	10/2023	10/2028	1,245	1,245	1,245
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.49%	10/2023	10/2028	174	174	174
									39,573	39,639	3.29%
Coupa Holdings, LLC
Software	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.09%	02/2023	02/2030	38,872	38,711	38,872	3.22%
Anaplan, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.32%	06/2022	06/2029	34,734	34,719	34,734
	First Lien(8)	SOFR(Q)	+	4.50%	8.32%	01/2024	06/2029	3,300	3,300	3,300
									38,019	38,034	3.15%
OEConnection LLC
Business Services	First Lien(4)(7)	SOFR(M)	+	4.50%	8.23%	04/2024	12/2032	37,110	37,007	37,172	3.08%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	6.50%	10.66%	05/2024	07/2028	27,105	27,097	27,105
	Subordinated(8)	Fixed(Q)*		14.25%/PIK	14.25%	05/2024	05/2030	5,081	5,073	5,183
	Subordinated(8)	Fixed(Q)*		14.25%/PIK	14.25%	05/2024	05/2030	1,940	1,937	1,990
	First Lien(8)(9) - Drawn	SOFR(Q)	+	6.50%	10.66%	05/2024	07/2028	908	907	908
									35,014	35,186	2.92%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.42%	08/2024	08/2031	21,503	21,412	21,503
	First Lien(8)	SOFR(Q)	+	4.75%	8.42%	08/2024	08/2031	12,643	12,590	12,643
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.43%	08/2024	08/2031	874	876	874
									34,878	35,020	2.90%
Jeppesen Holdings, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.59%	10/2025	11/2032	35,044	34,950	34,956	2.90%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Businessolver.com, Inc.
Business Services	First Lien(4)(7)	SOFR(Q)	+	4.50%	8.17%	12/2025	12/2032	$30,660	$30,584	$30,583
	First Lien(2)(6)	SOFR(Q)	+	4.50%	8.17%	10/2023	12/2032	3,431	3,431	3,422
	First Lien	SOFR(Q)	+	4.50%	8.17%	10/2023	12/2032	619	619	617
									34,634	34,622	2.87%
Einstein Parent, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	6.50%	10.36%	01/2025	01/2031	34,415	34,112	34,070	2.82%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(8)	SOFR(Q)	+	6.00%	9.82%	09/2023	08/2029	16,865	16,809	16,865
	First Lien(4)(7)(8)	SOFR(Q)	+	5.75%	9.57%	08/2022	08/2029	12,329	12,329	12,329
	First Lien(2)(6)(8)	SOFR(Q)	+	5.75%	9.57%	08/2022	08/2029	4,506	4,478	4,506
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	9.63%	08/2022	08/2029	53	55	53
									33,671	33,753	2.80%
Safety Borrower Holdings LLC
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.47%	03/2024	12/2032	32,920	32,885	32,920
	First Lien(8)(9) - Drawn	P(Q)	+	3.75%	10.50%	10/2024	12/2032	167	163	167
									33,048	33,087	2.74%
Vessco Midco Holdings, LLC
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	8.52%	07/2024	07/2031	22,912	22,819	22,912
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.50%	8.28%	07/2024	07/2031	6,053	6,028	6,053
	First Lien(2)(6)(8)	SOFR(S)	+	4.50%	8.23%	11/2025	07/2031	3,523	3,515	3,523
	First Lien(2)(6)(8)(9) - Drawn	SOFR(M)	+	4.50%	8.28%	11/2025	07/2031	260	260	260
									32,622	32,748	2.71%
Model N, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.42%	06/2024	06/2031	31,688	31,555	31,688	2.63%
Pike Corporation
Business Services	First Lien(4)(7)	SOFR(Q)	+	4.50%	8.20%	12/2025	12/2032	31,607	31,528	31,528	2.61%
Healthspan Buyer, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.42%	10/2024	10/2030	10,297	10,276	10,297
	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.42%	10/2025	10/2030	8,441	8,421	8,441
	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.42%	10/2023	10/2030	5,018	4,982	5,018
	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.42%	07/2025	10/2030	3,661	3,652	3,661
	First Lien(8)	SOFR(Q)	+	4.75%	8.42%	07/2025	10/2030	3,529	3,521	3,529
									30,852	30,946	2.57%
Acumatica Holdings, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.42%	07/2025	07/2032	30,740	30,740	30,740	2.55%
NC Topco, LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.22%	08/2024	09/2031	30,627	30,500	30,627	2.54%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Diamondback Acquisition, Inc.
Software	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	8.22%	09/2025	09/2032	$29,876	$29,803	$29,801
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.50%	8.22%	09/2025	09/2032	773	772	771
									30,575	30,572	2.53%
IG Investments Holdings, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	8.84%	03/2024	09/2028	29,620	29,519	29,620	2.45%
Runway Bidco, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.67%	12/2024	12/2031	29,023	28,894	29,023	2.40%
Superman Holdings, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.17%	08/2024	08/2031	21,391	21,346	21,391
	First Lien(8)	SOFR(Q)	+	4.50%	8.17%	08/2024	08/2031	6,982	6,967	6,982
									28,313	28,373	2.35%
AAH Topco, LLC
Consumer Services	First Lien(8)	SOFR(M)	+	5.25%	9.07%	11/2023	12/2027	22,885	22,769	22,885
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	8.82%	03/2025	12/2027	5,489	5,469	5,489
									28,238	28,374	2.35%
HIG Intermediate, Inc. (14)
HIG Operations Holdings, Inc.
Business Services	First Lien(4)(7)	SOFR(M)	+	4.50%	8.22%	08/2023	06/2031	22,885	22,825	22,885
	First Lien(2)(6)	SOFR(M)	+	4.50%	8.22%	08/2023	06/2031	3,769	3,769	3,769
	First Lien	SOFR(M)	+	4.50%	8.22%	03/2024	06/2031	1,605	1,601	1,605
									28,195	28,259	2.34%
USRP Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	8.72%	10/2023	12/2029	11,845	11,845	11,845
	First Lien(2)(6)(8)	SOFR(M)	+	5.00%	8.72%	10/2023	12/2029	10,716	10,697	10,716
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	8.72%	08/2024	12/2029	2,631	2,620	2,631
	First Lien(8)	SOFR(M)	+	5.00%	8.72%	07/2023	12/2029	2,292	2,264	2,292
									27,426	27,484	2.28%
Pioneer Buyer I, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.67%	11/2025	11/2029	23,873	23,873	23,873
	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.67%	11/2025	11/2028	2,813	2,813	2,813
									26,686	26,686	2.21%
Meta Buyer LLC
Healthcare	First Lien(4)(7)	SOFR(S)	+	5.25%	8.94%	12/2025	12/2031	26,789	26,656	26,655	2.21%
Maverick Bidco Inc.
Software	First Lien(4)(7)	SOFR(Q)	+	4.75%	8.54%	12/2025	12/2031	25,710	25,647	25,646	2.13%
Vehlo Purchaser, LLC
Software	First Lien(2)(6)	SOFR(M)	+	5.50%	9.22%	12/2025	05/2028	19,699	19,625	19,625
	First Lien	SOFR(M)	+	5.50%	9.22%	06/2025	05/2028	4,066	4,039	4,046
									23,664	23,671	1.96%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Bullhorn, Inc.
Software	First Lien(8)	SOFR(M)	+	5.00%	8.72%	05/2024	10/2029	$11,127	$11,116	$11,127
	First Lien(8)	SOFR(M)	+	5.00%	8.72%	05/2024	10/2029	7,481	7,470	7,481
	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	8.72%	05/2024	10/2029	2,863	2,861	2,863
	First Lien(8)	SOFR(M)	+	5.00%	8.72%	05/2024	10/2029	864	859	864
	First Lien(8)	SOFR(M)	+	5.00%	8.72%	05/2024	10/2029	641	641	641
	First Lien(8)	SOFR(M)	+	5.00%	8.72%	05/2024	10/2029	287	287	287
	First Lien(8)	SOFR(M)	+	5.00%	8.72%	05/2024	10/2029	229	229	229
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	8.72%	05/2024	10/2029	105	104	105
									23,567	23,597	1.96%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.17%	09/2024	05/2029	18,902	18,902	18,713
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.17%	10/2023	05/2029	4,557	4,527	4,512
									23,429	23,225	1.92%
YLG Holdings, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.74%	06/2024	12/2030	21,053	21,040	21,053
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.60%	04/2025	12/2030	264	262	264
									21,302	21,317	1.77%
GC Waves Holdings, Inc.
Financial Services & Technology	First Lien(8)	SOFR(M)	+	4.50%	8.22%	10/2024	10/2030	14,214	14,155	14,214
	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	8.22%	10/2024	10/2030	5,226	5,221	5,226
	First Lien(8)	SOFR(M)	+	4.50%	8.22%	10/2024	10/2030	1,582	1,582	1,582
									20,958	21,022	1.74%
iCIMS, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.75%	9.61%	08/2022	08/2028	11,320	11,299	11,016
	First Lien(4)(7)(8)	SOFR(Q)	+	5.75%	9.61%	08/2022	08/2028	9,587	9,549	9,329
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	9.59%	08/2022	08/2028	536	542	522
									21,390	20,867	1.73%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	6.50%	10.34%	10/2024	11/2029	20,704	20,493	20,704	1.72%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(M)	+	4.25%	7.97%	05/2025	06/2031	11,288	11,220	11,288
	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.47%	05/2024	06/2031	7,196	7,152	7,196
	First Lien(8)	SOFR(M)	+	4.75%	8.47%	05/2024	06/2031	1,447	1,438	1,447
	First Lien(8)	SOFR(M)	+	4.25%	7.97%	05/2025	06/2031	530	517	530
									20,327	20,461	1.70%
CentralSquare Technologies, LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.75%	9.47%	04/2024	04/2030	20,217	20,036	20,217	1.68%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

KENE Acquisition, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.42%	12/2025	02/2031	$12,649	$12,618	$12,649
	First Lien(4)(8)	SOFR(Q)	+	4.75%	8.42%	12/2025	02/2031	4,794	4,794	4,794
	First Lien(8)	SOFR(Q)	+	4.75%	8.42%	12/2025	02/2031	1,930	1,909	1,930
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.44%	12/2025	02/2031	599	599	599
	First Lien(8)	SOFR(Q)	+	4.75%	8.42%	12/2025	02/2031	222	222	222
									20,142	20,194	1.67%
MRI Software LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.42%	10/2024	02/2028	12,933	12,883	12,933
	First Lien(8)	SOFR(Q)	+	4.75%	8.42%	12/2023	02/2028	4,188	4,180	4,188
	First Lien(8)	SOFR(Q)	+	4.75%	8.42%	08/2024	02/2028	2,629	2,621	2,629
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.44%	12/2023	02/2028	240	242	240
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.42%	10/2025	02/2028	189	189	189
									20,115	20,179	1.67%
Asurion, LLC
Business Services	First Lien(2)(6)	SOFR(M)	+	4.25%	7.97%	09/2024	09/2030	19,750	19,421	19,778	1.64%
Brave Parent Holdings, Inc.
Software	First Lien(2)(6)(8)	SOFR(M)	+	4.25%	7.97%	11/2023	11/2030	10,519	10,479	10,519
	First Lien(4)(7)(8)	SOFR(M)	+	4.25%	7.97%	11/2023	11/2030	8,952	8,951	8,952
									19,430	19,471	1.61%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(M)	+	6.00%	9.72%	10/2023	11/2030	18,348	18,207	17,550
	First Lien(8)(9) - Drawn	SOFR(M)	+	6.00%	9.84%	10/2023	11/2029	244	250	233
									18,457	17,783	1.47%
Houghton Mifflin Harcourt Company
Education	First Lien(4)(7)	SOFR(M)	+	5.25%	9.07%	12/2023	04/2029	11,437	11,292	10,124
	First Lien(2)(6)	SOFR(M)	+	5.25%	9.07%	09/2023	04/2029	8,633	8,298	7,642
									19,590	17,766	1.47%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.42%	02/2025	12/2031	17,530	17,372	17,530	1.45%
Eclipse Topco, Inc. (12)
Eclipse Buyer, Inc.
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.25%	09/2024	09/2031	17,280	17,207	17,280	1.43%
Allworth Financial Group, L.P.
Financial Services & Technology	First Lien(8)	SOFR(M)	+	4.75%	8.47%	10/2023	12/2027	12,523	12,446	12,523
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	8.47%	10/2024	12/2027	4,635	4,620	4,635
									17,066	17,158	1.42%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Legends Hospitality Holding Company, LLC
Business Services	First Lien(4)(7)(8)	SOFR(M)*	+	2.75% +2.75%/PIK	9.23%	08/2024	08/2031	$14,709	$14,590	$14,709
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	8.73%	08/2024	08/2031	696	690	696
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	8.73%	08/2024	08/2030	547	545	547
									15,825	15,952	1.32%
OB Hospitalist Group, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.07%	10/2024	09/2027	13,470	13,470	13,470
	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.07%	07/2024	09/2027	2,315	2,298	2,315
									15,768	15,785	1.31%
Relativity ODA LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.22%	01/2024	05/2029	15,655	15,625	15,655	1.30%
IEM New Sub 2, LLC
Business Products	First Lien(4)(7)	SOFR(Q)	+	4.50%	8.27%	12/2025	12/2031	15,235	15,198	15,197	1.26%
Victors Purchaser, LLC
Business Services	First Lien(2)(6)	SOFR(Q)	+	4.50%	8.19%	12/2025	12/2032	14,822	14,803	14,803
	First Lien(9) - Drawn	SOFR(M)	+	4.50%	8.23%	12/2025	12/2032	188	188	188
									14,991	14,991	1.24%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(S)	+	4.75%	8.36%	05/2024	12/2028	11,744	11,702	11,744
	First Lien(4)(7)(8)	SOFR(S)	+	4.75%	8.36%	05/2024	12/2028	3,062	3,051	3,062
									14,753	14,806	1.23%
Sierra Enterprises, LLC
Food & Beverage	First Lien(2)(6)(8)	SOFR(Q)	+	6.00%	9.67%	05/2025	05/2030	14,301	14,204	14,194	1.18%
Foundational Education Group, Inc.
Education	Second Lien(2)(6)(8)	SOFR(Q)	+	6.50%	10.60%	05/2022	08/2029	9,783	8,945	9,783
	First Lien(2)(6)	SOFR(Q)	+	3.75%	7.85%	05/2025	08/2028	4,564	4,209	4,219
									13,154	14,002	1.16%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(8)	SOFR(Q)	+	4.50%	8.17%	01/2024	01/2030	8,422	8,360	8,422
	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.17%	12/2025	01/2030	4,776	4,776	4,776
									13,136	13,198	1.09%
Diligent Corporation
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.82%	04/2024	08/2030	10,980	10,948	10,980
	First Lien(8)	SOFR(Q)	+	5.00%	8.82%	04/2024	08/2030	1,882	1,877	1,882
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	8.75%	04/2024	08/2030	295	295	295
									13,120	13,157	1.09%
Xactly Corporation
Software	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.17%	02/2023	07/2027	12,802	12,789	12,649	1.05%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Firebird Acquisition Corp, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)*	+	2.75% +2.75%/PIK	8.84%	01/2025	02/2032	$10,138	$10,116	$10,113
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.34%	01/2025	02/2032	2,376	2,371	2,370
									12,487	12,483	1.03%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.00%	8.72%	09/2022	10/2029	9,862	9,772	9,862
	First Lien(8)	SOFR(M)	+	5.00%	8.72%	09/2022	10/2029	1,533	1,520	1,533
	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	8.72%	09/2022	10/2029	1,039	1,035	1,039
									12,327	12,434	1.03%
Vamos Bidco, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.42%	01/2025	01/2032	12,417	12,358	12,355	1.02%
Low Voltage Holdings Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.42%	04/2025	04/2032	11,153	11,114	11,111
	First Lien(8)	SOFR(Q)	+	4.75%	8.42%	04/2025	04/2032	1,209	1,205	1,204
									12,319	12,315	1.02%
Lighthouse Buyer, Inc.
Business Services	First Lien(4)(7)	SOFR(A)	+	4.50%	8.04%	12/2025	12/2031	11,815	11,756	11,756
	First Lien(9) - Drawn	SOFR(A)	+	4.50%	8.04%	12/2025	12/2031	394	392	392
									12,148	12,148	1.01%
ComPsych Investments Corp.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.61%	07/2024	07/2031	12,129	12,082	12,129	1.01%
PROS Parent, Inc.
Business Services	First Lien(4)(7)	SOFR(Q)	+	4.75%	8.49%	12/2025	12/2032	11,954	11,939	11,939	0.99%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.48%	10/2025	06/2029	8,800	8,757	8,800
	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.50%	06/2023	06/2029	2,902	2,889	2,902
									11,646	11,702	0.97%
Planview Parent, Inc.
Software	Second Lien(4)(7)(8)	SOFR(Q)	+	5.75%	9.42%	06/2024	12/2028	12,117	12,089	11,587	0.96%
Bonterra LLC
Software	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.42%	03/2025	03/2032	9,281	9,260	9,258
	First Lien(8)	SOFR(Q)	+	4.75%	8.69%	03/2025	03/2032	1,008	1,006	1,006
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.69%	10/2025	03/2032	951	947	947
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.44%	03/2025	03/2032	151	151	151
									11,364	11,362	0.94%
HP TLE Buyer, Inc.
Education	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.42%	07/2025	07/2032	10,938	10,887	10,883	0.90%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Foreside Financial Group, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.22%	05/2022	09/2027	$7,479	$7,467	$7,479
	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.22%	10/2024	09/2027	1,821	1,821	1,821
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.08%	03/2024	09/2027	603	597	603
	First Lien(8)	SOFR(Q)	+	5.25%	9.22%	05/2022	09/2027	356	355	356
	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.22%	05/2022	09/2027	265	264	265
									10,504	10,524	0.87%
DigiCert, Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.75%	9.47%	07/2025	07/2030	10,353	10,281	10,275	0.85%
MedX Holdings, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.47%	07/2025	07/2032	10,044	9,996	9,993	0.83%
Nexus Buyer LLC
Financial Services & Technology	Second Lien(4)(7)	SOFR(M)	+	5.75%	9.47%	08/2025	02/2032	10,000	9,904	9,930	0.82%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second Lien(2)(6)(8)	SOFR(M)	+	5.50%	9.22%	07/2025	07/2033	9,512	9,466	9,464	0.78%
GS Acquisitionco, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.25%	8.92%	03/2024	05/2028	4,997	4,992	4,997
	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	8.92%	03/2024	05/2028	2,302	2,305	2,302
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	8.92%	03/2024	05/2028	994	989	994
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	8.92%	03/2024	05/2028	896	896	896
									9,182	9,189	0.76%
PDI TA Holdings, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.34%	01/2024	02/2031	6,313	6,289	6,313
	First Lien(8)	SOFR(Q)	+	5.50%	9.34%	01/2024	02/2031	2,284	2,275	2,284
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.34%	01/2024	02/2031	501	500	501
									9,064	9,098	0.75%
Denali Intermediate Holdings, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.50%	9.23%	08/2025	08/2032	9,091	9,047	9,045	0.75%
FS WhiteWater Holdings, LLC (13)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.07%	07/2022	12/2029	3,923	3,906	3,923
	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.07%	09/2024	12/2029	3,224	3,203	3,224
	First Lien(8)(9) - Drawn	SOFR(S)	+	5.25%	9.26%	03/2025	12/2029	1,283	1,272	1,283
									8,381	8,430	0.70%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

eResearchTechnology, Inc.
Healthcare	First Lien(2)(6)(8)	SOFR(M)	+	4.75%	8.47%	03/2025	01/2032	$7,046	$6,981	$7,046
	First Lien(8)	SOFR(M)	+	4.75%	8.47%	03/2025	01/2032	1,170	1,162	1,170
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	8.47%	03/2025	01/2032	186	186	186
									8,329	8,402	0.70%
LSCS Holdings, Inc.
Healthcare	First Lien(4)(7)	SOFR(Q)	+	4.50%	8.17%	09/2024	03/2032	8,380	8,293	8,226	0.68%
Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.25%	8.15%	10/2025	10/2032	8,214	8,204	8,204	0.68%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.25%	7.98%	09/2023	09/2029	8,148	8,083	8,148	0.68%
Optimizely North America Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	8.72%	10/2024	10/2031	7,940	7,905	7,940	0.66%
Databricks, Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.27%	12/2024	01/2031	7,975	7,941	7,935	0.66%
Wrench Group LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.42%	10/2025	09/2032	7,857	7,819	7,818	0.65%
Rithum Holdings, Inc. (fka CommerceHub, Inc.)
Software	First Lien(2)(6)	SOFR(Q)	+	4.75%	8.42%	07/2025	07/2032	7,764	7,626	7,776	0.64%
Panzura Holdings, LLC (11)
Panzura, LLC
Software	First Lien(8)	Fixed(Q)*		7.00%+8.00%/PIK	15.00%	08/2023	08/2027	8,098	7,804	7,651	0.63%

RLG Holdings, LLC
Packaging	First Lien(4)(7)	SOFR(M)	+	4.25%	8.08%	09/2025	07/2028	11,778	9,445	7,246
	First Lien	SOFR(M)	+	5.00%	8.72%	10/2025	07/2028	504	388	316
									9,833	7,562	0.63%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.60%	11/2024	11/2031	5,218	5,184	5,218
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	8.63%	11/2024	11/2031	1,032	1,026	1,032
	First Lien(8)	SOFR(Q)	+	4.75%	8.44%	07/2025	11/2031	865	857	865
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.60%	11/2024	11/2031	351	349	351
									7,416	7,466	0.62%
PDQ.com Corporation
Software	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.62%	10/2023	10/2032	3,887	3,869	3,887
	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.42%	10/2025	10/2032	2,944	2,937	2,944
	First Lien(8)	SOFR(Q)	+	4.75%	8.61%	10/2023	10/2032	628	627	628
									7,433	7,459	0.62%
Cloudera, Inc.
Software	Second Lien(2)(6)(8)	SOFR(M)	+	6.00%	9.82%	10/2022	10/2029	7,900	6,993	7,251	0.60%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(8)	SOFR(M)	+	4.50%	8.23%	06/2024	12/2028	$7,120	$7,100	$7,120	0.59%
Archduke Buyer, Inc.
Software	First Lien(4)(7)	SOFR(Q)	+	5.50%	9.27%	12/2025	12/2032	7,101	7,066	7,066	0.59%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.59%	10/2025	10/2032	5,106	5,081	5,080
	First Lien(8)	SOFR(Q)	+	4.75%	8.59%	10/2025	10/2032	1,029	1,019	1,024
	First Lien (4)(7)(8)(17)	SONIA(D)	+	4.50%	8.22%	10/2025	10/2032	£646	866	866
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.59%	10/2025	10/2032	35	35	35
									7,001	7,005	0.58%
Javelin Buyer, Inc.
Software	Second Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.82%	10/2024	12/2032	6,470	6,441	6,470	0.54%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.47%	08/2024	08/2031	6,451	6,423	6,451	0.53%
Greenway Health, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	6.75%	10.42%	12/2023	04/2029	6,238	6,175	6,238	0.52%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.11%	08/2025	08/2031	6,223	6,193	6,192	0.51%
Zest Acquisition Corp.
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.11%	04/2023	02/2028	6,074	5,982	6,074	0.50%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.42%	07/2025	07/2032	6,104	6,075	6,074	0.50%
RailPros Parent, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.25%	8.13%	05/2025	05/2032	5,828	5,801	5,799	0.48%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(8)	SOFR(Q)	+	7.50%	11.27%	07/2022	07/2029	3,043	3,020	3,043
	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	9.57%	07/2022	07/2028	2,667	2,654	2,667
									5,674	5,710	0.47%
Project Accelerate Parent, LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	8.97%	02/2024	02/2031	5,557	5,534	5,557	0.46%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	9.17%	11/2022	04/2029	5,381	5,334	5,381
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.17%	11/2022	04/2029	69	71	69
									5,405	5,450	0.45%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Smile Doctors LLC
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.90%	9.84%	05/2022	12/2028	$3,757	$3,743	$3,660
	First Lien(2)(6)(8)	SOFR(Q)	+	5.90%	9.84%	05/2022	12/2028	1,106	1,095	1,077
	First Lien(8)	SOFR(Q)	+	5.90%	9.84%	06/2023	12/2028	563	558	548
									5,396	5,285	0.44%
Next Holdco, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.09%	11/2023	11/2030	5,196	5,169	5,196	0.43%
Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	6.24%	10.25%	04/2025	03/2028	4,706	4,691	4,706	0.39%
TigerConnect, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.25%	11/2024	08/2029	2,337	2,325	2,337
	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.25%	08/2025	08/2029	2,045	2,030	2,045
	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.25%	11/2024	08/2029	113	113	113
									4,468	4,495	0.37%
Pathway Vet Alliance LLC
Consumer Services	First Lien(4)(7)	SOFR(Q)	+	0.05	8.84%	04/2025	06/2028	4,006	4,023	4,044	0.34%
LogRhythm, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	7.50%	11.34%	07/2024	07/2029	4,196	4,149	3,994	0.33%
KENG Acquisition, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.34%	08/2023	08/2029	1,820	1,804	1,820
	First Lien(8)	SOFR(Q)	+	4.50%	8.34%	08/2023	08/2029	1,392	1,381	1,392
	First Lien(8)	SOFR(Q)	+	4.50%	8.34%	07/2024	08/2029	393	391	393
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.34%	01/2025	08/2029	65	65	65
									3,641	3,670	0.30%
Centegix Intermediate II, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.88%	08/2025	08/2032	3,214	3,199	3,198
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.31%	08/2025	08/2032	319	317	317
									3,516	3,515	0.29%
DOCS, MSO, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	9.63%	06/2022	06/2028	2,928	2,928	2,928
	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	9.57%	02/2025	06/2028	394	392	394
									3,320	3,322	0.28%

Fortis Solutions Group, LLC
Packaging	First Lien(8)	SOFR(Q)	+	5.50%	9.27%	06/2022	10/2028	1,460	1,458	1,460
	First Lien(8)	SOFR(Q)	+	5.50%	9.27%	06/2022	10/2028	1,188	1,187	1,188
	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.27%	06/2022	10/2028	373	373	373
									3,018	3,021	0.25%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Zone Climate Services, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	6.00%	10.04%	10/2023	03/2028	$2,421	$2,414	$2,421
	First Lien(8)	SOFR(Q)	+	6.00%	9.82%	11/2023	03/2028	279	279	279
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.75%	9.71%	11/2023	03/2028	233	233	233
									2,926	2,933	0.24%
Galway Borrower LLC
Business Services	First Lien(8)	SOFR(Q)	+	4.50%	8.17%	04/2024	09/2028	1,787	1,768	1,787
	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.17%	04/2024	09/2028	1,078	1,073	1,078
									2,841	2,865	0.24%
KPSKY Acquisition Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.46%	06/2022	10/2028	1,727	1,719	1,618
	First Lien(8)	SOFR(Q)	+	5.75%	9.67%	11/2023	10/2028	19	19	18
									1,738	1,636	0.14%
KWOR Intermediate I, LLC (15)
KWOR Acquisition, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)*	+	1.00% +5.25%/PIK	10.07%	02/2025	02/2030	1,170	1,170	1,170
	Subordinated(8)	SOFR(Q)*	+	8.00%/PIK	11.82%	02/2025	02/2030	411	411	411
	First Lien(8)	SOFR(Q)	+	5.25%	9.07%	02/2025	02/2030	9	9	9
	First Lien(8)	SOFR(Q)	+	5.25%	9.07%	02/2025	02/2030	6	6	6
									1,596	1,596	0.13%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.22%	07/2025	02/2028	1,351	1,351	1,351
	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.22%	07/2025	02/2028	77	77	77
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.50%	8.22%	07/2025	02/2028	23	23	23
									1,451	1,451	0.12%
DT1 Midco Corp.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	8.72%	06/2025	12/2031	1,341	1,335	1,335
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	8.72%	06/2025	12/2031	32	32	32
									1,367	1,367	0.11%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	8.47%	07/2024	10/2028	1,108	1,103	1,108	0.09%
Riskonnect Parent, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.62%	11/2025	12/2028	451	449	451	0.04%
Total Funded Debt Investments - United States									$1,882,647	$1,882,027	155.95%
Funded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	6.50%	10.45%	02/2024	02/2030	$12,175	$12,062	$12,175
	First Lien(8)	SOFR(Q)	+	6.50%	10.44%	02/2024	02/2030	6,921	6,894	6,921
									18,956	19,096	1.58%
Accelya Lux Finco S.a r.l.**
Business Services	First Lien(4)(7)	SOFR(Q)	+	5.25%	8.92%	09/2025	10/2032	9,552	9,365	9,522	0.79%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Cleanova US Holdings, LLC**
Business Products	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.48%	05/2025	06/2032	$8,385	$8,108	$8,385	0.69%
Total Funded Debt Investments - United Kingdom									$36,429	$37,003	3.06%
Funded Debt Investments - France
Datheos Bidco**
Business Services	First Lien(4)(7)(17)	Euribor(Q)	+	5.00%	7.09%	12/2025	10/2032	€24,911	$29,077	$29,076	2.41%
Total Funded Debt Investments - France									$29,077	$29,076	2.41%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.61%	06/2025	12/2029	$3,993	$3,984	$3,993
	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.61%	12/2022	12/2029	3,411	3,378	3,411
	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.61%	12/2023	12/2029	1,328	1,319	1,328
									8,681	8,732	0.72%
Adelaide Borrower, LLC**
Business Services	First Lien(8)	SOFR(Q)*	+	3.38%+3.38%/PIK	10.42%	05/2024	05/2030	4,780	4,744	4,780
	First Lien(8)(9) - Drawn	SOFR(Q)	+	6.25%	9.98%	05/2024	05/2030	120	120	120
									4,864	4,900	0.41%
Total Funded Debt Investments - Australia									$13,545	$13,632	1.13%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First Lien(4)(7)(8)	SOFR(S)*	+	3.50% +2.00%/PIK	9.40%	06/2025	07/2031	$10,878	$10,878	$10,878
	First Lien(4)(7)(8)	SOFR(S)*	+	3.50%+ 2.00%/PIK	9.12%	06/2025	07/2031	602	602	602
									11,480	11,480	0.95%
Total Funded Debt Investments - Jersey									$11,480	$11,480	0.95%
Structured Financing Obligation - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligations(8)	SOFR(Q)	+	7.00%	10.86%	11/2024	01/2037	$1,996	$1,996	$2,024	0.17%
Total Structured Financing Obligation - United States									$1,996	$2,024	0.17%
Total Funded Debt Investments									$1,975,174	$1,975,242	163.67%
Equity - United States
HIG Intermediate, Inc. (14)
Business Services	Series A preferred shares (8)	Fixed(Q)		10.50%	10.50%	12/2024	—	14,558	$14,448	$14,558	1.21%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Portage Point Partners, LP
Financial Services & Technology	Preferred shares (5)(8)	Fixed(S)		14.00%	14.00%	09/2024	—	77,399	$7,663	$7,740
	Class B common units (5)(8)	—		—	—	09/2024	—	667	2,415	3,047
									10,078	10,787	0.89%
Eclipse Topco, Inc. (12)
Financial Services & Technology	Preferred shares (8)	Fixed(S)*		12.50%/PIK	12.50%	09/2024	—	461	5,361	5,413	0.45%
Knockout Intermediate Holdings I Inc. (16)
Software	Preferred shares (8)	SOFR(S)*	+	10.75%/PIK	14.35%	06/2022	—	433	690	693	0.06%
KWOR TopCo I, LLC (15)
KWOR Intermediate I, LLC (15)
Business Services	Preferred shares (8)	SOFR(Q)*	+	8.00%/PIK	11.82%	02/2025	—	250	276	276
	Class A-1 common units (8)	—		—	—	02/2025	—	234	245	133
									521	409	0.03%
FS WhiteWater Holdings, LLC (13)
Consumer Services	Class B preferred units (8)	Fixed(A)*		20.00%/PIK	20.00%	10/2024	—	1,396	219	219	0.02%
Panzura Holdings, LLC (11)
Software	Class A-2 common units (3)(8)	—		—	—	09/2023	—	90,351	480	100	0.01%
Total Shares - United States									$31,797	$32,179	2.67%
Total Shares									$31,797	$32,179	2.67%
Total Funded Investments									$2,006,971	$2,007,421	166.34%
Unfunded Debt Investments - United States
OEConnection LLC
Business Services	First Lien(9) - Undrawn	—		—	—	12/2024	12/2028	$2,777	$—	$5
	First Lien(9) - Undrawn	—		—	—	04/2024	12/2032	3,472	(11)	—
									(11)	5	0.00%
FS WhiteWater Holdings, LLC (13)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—		—	—	12/2025	12/2027	5,258	—	—
	First Lien(8)(9) - Undrawn	—		—	—	03/2025	03/2027	97	—	—
									—	—	—%

Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(8)(9) - Undrawn	—		—	—	05/2024	07/2028	1,211	—	—
	First Lien(8)(9) - Undrawn	—		—	—	05/2024	07/2028	1,705	(1)	—
									(1)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Eclipse Topco, Inc. (12)
Eclipse Buyer, Inc.
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	09/2024	09/2026	$2,929	$—	$—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2026	2,871	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2024	10/2028	536	(2)	—
								(2)	—	—%
KWOR Intermediate I, LLC (15)
KWOR Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2025	02/2027	249	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2025	02/2030	188	—	—
								—	—	—%
HIG Intermediate, Inc. (14)
HIG Operations Holdings, Inc.
Business Services	First Lien(9) - Undrawn	—	—	—	03/2024	09/2026	591	—	—	—%
Project Accelerate Parent, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2031	806	(3)	—	—%
Acumatica Holdings, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2032	3,148	—	—	—%
AAH Topco, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	03/2025	03/2027	13,707	—	—	—%
Allworth Financial Group, L.P.
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	10/2024	10/2026	3,302	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2024	12/2027	368	(1)	—
								(1)	—	—%
Anaplan, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2025	06/2028	2,460	—	—	—%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	05/2025	06/2027	4,351	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	06/2030	3,190	(18)	—
								(18)	—	—%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	09/2023	09/2029	626	(5)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Brave Parent Holdings, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2026	$6,136	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2030	1,056	(2)	—
								(2)	—	—%
Bullhorn, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	693	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	10/2029	683	—	—
								—	—	—%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2024	11/2026	1,474	—	—
	First Lien(8)(9) - Undrawn	—	—	—	11/2024	11/2031	526	(4)	—
								(4)	—	—%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	1,629	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	1,086	(4)	—
								(4)	—	—%
ComPsych Investments Corp.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2027	3,507	(9)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	09/2022	05/2026	522	—	—
	First Lien(8)(9) - Undrawn	—	—	—	09/2022	10/2029	1,480	(12)	—
								(12)	—	—%
Coupa Holdings, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	02/2023	06/2027	3,524	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2023	02/2029	2,698	(9)	—
								(9)	—	—%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	1,304	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	10/2028	483	(2)	—
								(2)	—	—%
Diligent Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2026	1,882	(5)	—
	First Lien(8)(9) - Undrawn	—	—	—	04/2024	08/2030	960	(4)	—
								(9)	—	—%
DOCS, MSO, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2028	282	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Al Altius US Bidco, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	$3,077	$—	$—	—%
KENG Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	01/2025	01/2027	1,017	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2023	08/2029	675	(4)	—
								(4)	—	—%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	01/2024	01/2030	1,283	(6)	—	—%
KENE Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2027	19,249	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2025	02/2031	2,797	(7)	—
								(7)	—	—%
eResearchTechnology, Inc.
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	03/2025	01/2027	1,143	(6)	—
	First Lien(8)(9) - Undrawn	—	—	—	03/2025	10/2031	665	(6)	—
								(12)	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	3,731	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2022	09/2027	581	(1)	—
								(1)	—	—%
Superman Holdings, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	3,115	(6)	—	—%
GHX Ultimate Parent Corporation
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	02/2025	12/2031	1,577	(14)	—	—%
IEM New Sub 2, LLC
Business Products	First Lien(9) - Undrawn	—	—	—	12/2025	12/2027	2,955	—	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2024	09/2028	3,146	(11)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	1,681	—	—
	First Lien(8)(9) - Undrawn	—	—	—	03/2024	05/2028	1,522	(4)	—
								(4)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(8)(9) - Undrawn	—	—	—	07/2025	02/2028	132	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Legends Hospitality Holding Company, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	$143	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2030	1,137	(11)	—
								(11)	—	—%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	3,852	(19)	—	—%
Model N, Inc.
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2026	6,549	—	—
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2031	3,493	(14)	—
								(14)	—	—%
MRI Software LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2027	1,387	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2023	02/2028	958	(5)	—
								(5)	—	—%
NC Topco, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	8,738	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	09/2031	3,495	(14)	—
								(14)	—	—%
Next Holdco, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2029	339	(2)	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	10/2024	09/2027	1,933	—	—	—%
Optimizely North America Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2024	10/2031	750	(3)	—	—%
Pioneer Buyer I, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	11/2025	11/2029	3,385	—	—	—%
PDI TA Holdings, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2024	02/2031	182	(1)	—	—%
PDQ.COM Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2027	1,636	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	10/2032	1,647	(7)	—
								(7)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(8)(9) - Undrawn	—	—	—	11/2022	04/2029	347	(5)	—	—%
Runway Bidco, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2026	7,265	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2031	3,633	(16)	—
								(16)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Relativity ODA LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2024	05/2029	$1,401	$(2)	$—	—%
Riskonnect Parent, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2024	03/2026	9,349	(15)	—	—%
Safety Borrower Holdings LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2027	5,371	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2024	12/2032	2,749	—	—
								—	—	—%
Zone Climate Services, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2023	03/2028	211	(2)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	10/2023	10/2030	1,229	(9)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2027	1,886	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	06/2029	503	(2)	—
								(2)	—	—%
CentralSquare Technologies, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2030	2,205	(20)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	3,318	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	12/2029	1,358	(3)	—
								(3)	—	—%
Vessco Midco Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2025	05/2028	3,425	—	—
	First Lien(2)(6)(8)(9) - Undrawn	—	—	—	11/2025	07/2026	55	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	1,269	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2031	2,546	(10)	—
								(10)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	08/2022	08/2029	372	(4)	—	—%
Viper Bidco, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	09/2025	09/2027	7,896	—	—	—%
YLG Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	04/2025	11/2026	182	(1)	—
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	12/2030	1,830	(1)	—
								(2)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2032	$1,120	$(1)	$(1)	(0.00)%
PROS Parent, Inc.
Business Services	First Lien(9) - Undrawn	—	—	—	12/2025	12/2032	1,958	(2)	(2)	(0.00)%
Maverick Bidco Inc.
Software	First Lien(9) - Undrawn	—	—	—	12/2025	12/2027	1,286	—	—
	First Lien(9) - Undrawn	—	—	—	12/2025	12/2031	1,028	(3)	(3)
								(3)	(3)	(0.00)%
Archduke Buyer, Inc.
Software	First Lien(9) - Undrawn	—	—	—	12/2025	12/2032	888	(4)	(4)	(0.00)%
Denali Intermediate Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2025	08/2032	909	(4)	(5)	(0.00)%
Victors Purchaser, LLC
Business Services	First Lien(9) - Undrawn	—	—	—	12/2025	12/2027	1,161	—	—
	First Lien(9) - Undrawn	—	—	—	12/2025	12/2032	2,020	(5)	(5)
								(5)	(5)	(0.00)%
DigiCert, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2030	749	(5)	(6)	(0.00)%
Centegix Intermediate II, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2025	08/2032	244	(1)	(1)
	First Lien(8)(9) - Undrawn	—	—	—	08/2025	08/2027	938	—	(5)
								(1)	(6)	(0.00)%
Xactly Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2027	538	—	(6)	(0.00)%
Jeppesen Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	10/2025	11/2032	2,710	(7)	(7)	(0.00)%
Vehlo Purchaser, LLC
Software	First Lien(9) - Undrawn	—	—	—	12/2025	05/2028	2,041	(8)	(8)	(0.00)%
Lighthouse Buyer, Inc.
Business Services	First Lien(9) - Undrawn	—	—	—	12/2025	12/2028	9,846	—	—
	First Lien(9) - Undrawn	—	—	—	12/2025	12/2031	1,575	(8)	(8)
								(8)	(8)	(0.00)%
Databricks, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2025	01/2028	26,862	—	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2024	07/2026	1,772	—	(9)
								—	(9)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Businessolver.com, Inc.
Business Services	First Lien(9) - Undrawn	—	—	—	12/2025	12/2027	$5,198	$—	$—
	First Lien(9) - Undrawn	—	—	—	12/2025	12/2032	3,663	(9)	(9)
								(9)	(9)	(0.00)%
Wrench Group LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	10/2025	09/2027	1,071	—	(5)
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	09/2031	1,071	(5)	(5)
								(5)	(10)	(0.00)%
Pike Corporation
Business Services	First Lien(9) - Undrawn	—	—	—	12/2025	12/2028	6,871	—	—
	First Lien(9) - Undrawn	—	—	—	12/2025	12/2032	4,581	(11)	(11)
								(11)	(11)	(0.00)%
HP TLE Buyer, Inc.
Education	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2032	2,406	(11)	(12)	(0.00)%
Firebird Acquisition Corp, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	01/2025	02/2032	1,761	(4)	(4)
	First Lien(8)(9) - Undrawn	—	—	—	01/2025	02/2027	3,485	—	(9)
								(4)	(13)	(0.00)%
RailPros Parent, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2025	05/2032	899	(4)	(4)
	First Lien(8)(9) - Undrawn	—	—	—	05/2025	05/2027	1,798	—	(9)
								(4)	(13)	(0.00)%
Sierra Enterprises, LLC
Food & Beverage	First Lien(8)(9) - Undrawn	—	—	—	05/2025	05/2030	1,819	(12)	(14)	(0.00)%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	08/2025	08/2031	691	(3)	(3)
	First Lien(8)(9) - Undrawn	—	—	—	08/2025	08/2027	2,074	—	(10)
								(3)	(13)	(0.00)%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2032	763	(4)	(4)
	First Lien(8)(9) - Undrawn	—	—	—	07/2025	01/2028	2,035	—	(10)
								(4)	(14)	(0.00)%
Low Voltage Holdings Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	04/2025	04/2032	1,552	(5)	(6)
	First Lien(8)(9) - Undrawn	—	—	—	04/2025	10/2027	2,476	—	(9)
								(5)	(15)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Bonterra LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2025	03/2032	$857	$(2)	$(2)
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2027	2,709	—	(14)
								(2)	(16)	(0.00)%
Meta Buyer LLC
Healthcare	First Lien(9) - Undrawn	—	—	—	12/2025	12/2027	7,342	—	—
	First Lien(9) - Undrawn	—	—	—	12/2025	03/2026	3,671	—	—
	First Lien(9) - Undrawn	—	—	—	12/2025	12/2031	4,804	(18)	(18)
								(18)	(18)	(0.00)%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	10/2025	07/2027	3,868	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	07/2027	3,774	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	07/2027	104	—	(1)
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	07/2027	966	—	(5)
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2032	2,879	(14)	(14)
								(14)	(20)	(0.00)%
LogRhythm, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2029	420	(4)	(20)	(0.00)%
Diamondback Acquisition, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	09/2025	09/2032	3,291	(8)	(8)
	First Lien(8)(9) - Undrawn	—	—	—	09/2025	09/2027	6,097	—	(15)
								(8)	(23)	(0.00)%
DT1 Midco Corp.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	06/2025	12/2030	674	(3)	(3)
	First Lien(8)(9) - Undrawn	—	—	—	06/2025	04/2027	4,462	—	(22)
								(3)	(25)	(0.00)%
iCIMS, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2022	08/2028	1,088	(10)	(29)	(0.00)%
MedX Holdings, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2032	1,778	(8)	(9)
	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2027	4,178	—	(21)
								(8)	(30)	(0.01)%
Vamos Bidco, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2025	01/2032	1,560	(7)	(8)
	First Lien(8)(9) - Undrawn	—	—	—	01/2025	02/2027	5,200	—	(26)
								(7)	(34)	(0.01)%
Einstein Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2025	01/2031	3,560	(30)	(36)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

PetVet Care Centers, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	10/2023	11/2029	$2,198	$(22)	$(96)	(0.01)%
Total Unfunded Debt Investments - United States								$(565)	$(536)	(0.04)%
Unfunded Debt Investments - Australia
Adelaide Borrower, LLC**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2026	$1,048	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2030	547	(5)	—
								(5)	—	—%
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2022	12/2028	740	(3)	—	—%
Total Unfunded Debt Investments - Australia								$(8)	$—	—%
Unfunded Debt Investments - France
Datheos Bidco**
Business Services	First Lien(9)(17) - Undrawn	—	—	—	12/2025	10/2029	€4,529	$—	$—	—%
Total Unfunded Debt Investments - France								$—	$—	—%
Unfunded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2030	$3,874	$(33)	$—	—%
Total Unfunded Debt Investments - United Kingdom								$(33)	$—	0.00%
Total Unfunded Debt Investments								$(606)	$(536)	(0.04)%
Total Non-Controlled/Non-Affiliated Investments								$2,006,365	$2,006,885	166.30%
Total Investments								$2,006,365	$2,006,885	166.30%

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
March 31, 2026
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
As of March 31, 2026, the Company's top five industry concentrations were business services, software, financial services & technology, healthcare and consumer services.
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
The Company's interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2026.
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
Derivative instruments and hedging activities—The Company follows the guidance in Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815"), when accounting for derivative instruments and hedging activities. The Company may utilize derivatives to support its overarching risk management objectives. The primary market risk that the Company is exposed to is fluctuations in the value of foreign currencies, which we seek to mitigate through derivative transactions.
The Company enters into derivative financial instruments to manage risks, facilitate asset/liability management strategies and manage other exposures. All derivative financial instruments are recognized as derivative assets at fair value or derivative liabilities at fair value, as applicable.
The Company has entered into an International Swaps and Derivatives Association, Inc. 2002 Master Agreement,(together with the Schedule and Credit Support Annex thereto and any transactions thereunder, the "ISDA Master Agreement"), on March 12, 2025, with U.S. Bank National Association (the “ISDA Counterparty”). The ISDA Master Agreement is a bilateral agreement between the Company and the ISDA Counterparty that governs over-the-counter derivatives, into which the Company enters for risk management purposes. The ISDA Master Agreement provides for, among other things, collateral posting terms and netting provisions in the event of certain specified defaults and/or termination events, including bankruptcy or insolvency of the counterparty. The ISDA Master Agreement also includes termination rights that permit the termination of outstanding transactions by the ISDA Counterparty in the event the Company fails to maintain sufficient asset levels, and by the Company in the event the ISDA Counterparty is downgraded below a specified minimum rating level. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties. The collateral terms of the ISDA Master Agreement provide for the bilateral posting of collateral in the form of cash or U.S. government securities for any outstanding exposure under the transactions. In the case of the Company, the agreement provides for the segregation of posted collateral at the Company’s custodian subject to a perfected security interest in favor of the ISDA Counterparty. Upon the close-out of the transactions outstanding under the ISDA Master Agreement following a default, the ISDA Master Agreement provides for a single net payment between the parties equal to the close-out replacement value of the terminated transactions, the right to offset receivables and payables with the same counterparty and/or the right to liquidate collateral.
Foreign currency forward contracts are agreements to exchange one currency for another at a specified exchange rate on a specified future date. The Company enters into foreign currency forward contracts to manage its exposure to fluctuations in foreign exchange rates on investments denominated in non-U.S. currencies. The foreign currency forward contract is not designated as a hedging instrument in a qualifying hedge accounting relationship. Changes in fair value of the derivative contract are recorded as changes in unrealized appreciation (depreciation) of derivative instruments on the Company’s Consolidated Statements of Operations. Net realized gains and losses on derivative assets and derivative liabilities that are not designated in a qualifying hedge accounting relationship are included in net realized gain (loss) on derivative instruments in the Consolidated Statements of Operations. The fair value of the foreign currency forward contract is included as a component of "Derivative asset at fair value" on the Company’s Consolidated Statements of Assets and Liabilities.
The Company elected not to offset derivative assets and liabilities and cash collateral held with the same counterparty where it has a legally enforceable master netting agreement.
Refer to Note 4. Fair Value for more information on derivative instruments.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2026 and December 31, 2025. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2026 and March 31, 2025, the Company recognized PIK interest from investments of $958 and $1,109, respectively, and PIK dividends from investments of $210 and $186, respectively.
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
For the three months ended March 31, 2026 and March 31, 2025, the Company recognized total current income tax expenses of approximately $161 and $79, respectively, and total deferred income tax provision of approximately $83 and $119, respectively, for the Company's consolidated subsidiaries.
As of March 31, 2026 and December 31, 2025, the Company had $517 and $434, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for the U.S. federal income tax purposes as compared to GAAP.
Based on its analysis, the Company has determined that there were no uncertain income tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes ("ASC 740")

through December 31, 2025. The 2023 through 2025 tax years and forward remain subject to examination by the U.S. federal, state, and local tax authorities.
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of March 31, 2026:

	Total	Level I	Level II	Level III
First lien	$1,921,347	$—	$85,870	$1,835,477
Second lien	50,086	—	14,221	35,865
Subordinated	15,560	—	—	15,560
Structured finance obligations	1,968	—	—	1,968
Equity and other	33,232	—	—	33,232
Total investments	$2,022,193	$—	$100,091	$1,922,102
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2025:

	Total	Level I	Level II	Level III
First lien	$1,902,905	$—	$116,070	$1,786,835
Second lien	54,485	—	9,930	44,555
Subordinated	15,292	—	—	15,292
Structured finance obligations	2,024	—	—	2,024
Equity and other	32,179	—	—	32,179
Total investments	$2,006,885	$—	$126,000	$1,880,885

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2026, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2026:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, December 31, 2025	$1,880,885	$1,786,835	$44,555	$15,292	$2,024	$32,179
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(528)	(528)	—	—	—	—
Net change in unrealized appreciation (depreciation) of investments	(17,573)	(17,088)	(624)	(152)	(56)	347
Purchases, including capitalized PIK and revolver fundings	86,300	84,334	843	420	—	703
Proceeds from sales and paydowns of investments	(64,771)	(64,774)	—	—	—	3
Transfers into Level III (1)	56,628	46,698	9,930	—	—	—
Transfers out of Level III (1)	(18,839)	—	(18,839)	—	—	—
Fair Value, March 31, 2026	$1,922,102	$1,835,477	$35,865	$15,560	$1,968	$33,232
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(17,585)	$(17,100)	$(624)	$(152)	$(56)	$347

(1)     As of March 31, 2026, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, December 31, 2024	$1,337,720	$1,272,214	$21,129	$13,420	$—	$30,957
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(462)	(471)	—	—	—	9
Net change in unrealized appreciation (depreciation) of investments	1,053	206	141	95	—	611
Purchases, including capitalized PIK and revolver fundings (1)	128,427	125,024	2,309	596	—	498
Proceeds from sales and paydowns of investments (1)	(45,236)	(44,799)	—	—	—	(437)
Transfers into Level III (2)	50,519	48,523	—	—	1,996	—
Transfers out of Level III (2)	(6,437)	—	(6,437)	—	—	—
Fair Value, March 31, 2025	$1,465,584	$1,400,697	$17,142	$14,111	$1,996	$31,638
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$590	$(257)	$141	$95	$—	$611

(1)     Includes non-cash reorganizations and restructurings.
(2)     As of March 31, 2025, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three months ended March 31, 2026 and March 31, 2025. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2026 and December 31, 2025, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2026 and December 31, 2025, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2026 were as follows:

				Range
Type	Fair Value as of March 31, 2026	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,799,093	Market & income approach	EBITDA multiple	7.0x	27.5x	16.7x
			Revenue multiple	2.0x	13.0x	7.1x
			Discount rate	6.1%	21.7%	8.9%
	36,384	Other	N/A (2)	N/A	N/A	N/A
Second lien	15,774	Market & income approach	EBITDA multiple	12.0x	16.0x	14.0x
			Discount rate	10.3%	14.4%	12.1%
	20,091	Other	N/A (2)	N/A	N/A	N/A
Subordinated	15,560	Market & income approach	EBITDA multiple	8.3x	18.0x	14.7x
			Discount rate	12.1%	14.7%	13.9%
Structured Finance Obligations	1,968	Income approach	Discount rate	11.1%	11.1%	11.1%
Equity and other	33,232	Market & income approach	EBITDA multiple	8.3x	20.0x	16.4x
			Revenue multiple	2.5x	3.5x	3.0x
			Discount rate	11.3%	15.7%	13.0%
	$1,922,102

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
The following are the principal amounts and fair values of the Company’s borrowings as of March 31, 2026 and December 31, 2025. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	March 31, 2026		December 31, 2025
	Principal Amount	Fair Value	Principal Amount	Fair Value
UBS Credit Facility	$314,000	$314,633	$394,000	$394,835
Wells Credit Facility (1)	552,622	550,015	422,166	423,826
Total	$866,622	$864,648	$816,166	$818,661

(1)As of March 31, 2026, the principal amount of the Wells Credit Facility was $552,622, which included £494 denominated in GBP and €21,174 denominated in EUR that has been translated to U.S. dollars. As of March 31, 2026, the fair value of the Wells Credit Facility was $550,015, which included £491 denominated in GBP and €21,052 denominated in EUR that has been translated to U.S. dollars.
The Company's foreign currency forward contract with a notional amount of €3,737 is considered a Level II investment. The unrealized appreciation of $143 is included within net change in unrealized appreciation (depreciation) of derivative instruments on the Consolidated Statements of Operations.
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
Note 3. Investments
At March 31, 2026, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,942,531	$1,921,347
Second lien	54,781	50,086
Subordinated	15,500	15,560
Structured finance obligations	1,996	1,968
Equity and other	32,502	33,232
Total investments	$2,047,310	$2,022,193
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$731,083	$730,129
Software	592,642	576,527
Financial Services & Technology	297,654	297,961
Healthcare	213,911	214,087
Consumer Services	104,325	101,341
Education	43,667	41,936
Business Products	23,262	23,390
Food & Beverage	14,162	14,265
Packaging	17,760	13,693
Distribution & Logistics	6,848	6,896
Investment Fund	1,996	1,968
Total investments	$2,047,310	$2,022,193
At December 31, 2025, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,903,658	$1,902,905
Second lien	53,838	54,485
Subordinated	15,076	15,292
Structured finance obligations	1,996	2,024
Equity and other	31,797	32,179
Total investments	$2,006,365	$2,006,885

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$726,148	$728,407
Software	580,568	579,937
Financial Services & Technology	284,631	286,135
Healthcare	211,425	212,182
Consumer Services	100,777	100,315
Education	43,620	42,639
Business Products	23,306	23,582
Food & Beverage	14,192	14,180
Packaging	12,851	10,583
Distribution & Logistics	6,851	6,901
Investment Fund	1,996	2,024
Total investments	$2,006,365	$2,006,885
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
Note 5. Agreements and Related Parties
The Company entered into an investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser on May 3, 2022. The Investment Management Agreement initially had a term of two years which began on May 3, 2022, and thereafter will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the Company's board of directors, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's directors who are not parties to the Investment Management Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company. The Investment Management Agreement was most recently re-approved by the Company's board of directors on February 11, 2026, for a period of 12 months commencing on March 1, 2026.
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

For both the three months ended March 31, 2026 and March 31, 2025, there were no incentive fees waived by the Investment Adviser. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For both the three months ended March 31, 2026 and March 31, 2025, there were no reimbursements to the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the Company's outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Management fee	$3,475	$2,331
Less: management fee waiver	—	(21)
Net management fee	3,475	2,310
Income based incentive fee	$4,461	$3,812
Capital gains incentive fee	$—	$(382)
As of both March 31, 2026 and December 31, 2025, no incentive fees on capital gains were accrued but are not payable under the Investment Management Agreement by the Company, as return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement"), under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Company's board of directors on February 11, 2026 for a period of 12 months commencing on March 1, 2026. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2026 and March 31, 2025, approximately $288 and $260, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of March 31, 2026 and December 31, 2025, approximately $288 and $297, respectively, of indirect administrative expenses were included in payable to affiliates.
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
Note 6. Borrowings
BMO Subscription Line—On May 9, 2022, the Company entered into a Loan Authorization Agreement with BMO Bank N.A. (formerly known as BMO Harris Bank N.A., "BMO") (as amended from time to time, the "Loan Authorization Agreement"), which allowed the Company to borrow on a revolving credit basis an aggregate principal amount not exceeding $200,000 (the "BMO Subscription Line"). All outstanding borrowings under the BMO Subscription Line were due on BMO's demand within 15 business days or the earliest to occur on the date (x) 6 months after each advance date and (y) 30 days prior to the termination of the Investment Period, which varied throughout the period. The BMO Subscription Line was collateralized by the unfunded Capital Commitments of each of the Company's unitholders. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Consolidated Statements of Assets, Liabilities and Members' Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. On December 31, 2025, the BMO Subscription Line was terminated in connection with the final drawdown on Capital Commitments. From May 9, 2022 to December 31, 2025, the BMO Subscription Line bore interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.
For the three months ended March 31, 2025, interest expense and amortization of financing costs incurred on the BMO Subscription Line were $128 and $2, respectively. The weighted average interest rate and effective interest rate on the BMO Subscription Line for the three months ended March 31, 2025 were 7.3% and 7.3%, respectively.
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
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the UBS Credit Facility for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Interest expense	$4,601	$4,384
Non-usage fee	$94	$108
Amortization of financing costs	$143	$94
Weighted average interest rate	5.7%	6.7%
Effective interest rate	6.0%	7.0%
Average debt outstanding	$323,778	$262,500
As of March 31, 2026 and December 31, 2025, the outstanding balance on the UBS Credit Facility was $314,000 and $394,000, respectively, and GIV SPV was in compliance with the applicable covenants of the UBS Loan and Security Agreement on such dates.
Wells Credit Facility—On May 23, 2024, the Company's wholly-owned subsidiary, GIV Holdings, entered into a Loan and Security Agreement, (together with the exhibits and schedules thereto, and as amended from time to time, the “Wells Loan and Security Agreement”) by and among GIV Holdings, as the borrower, the Company, as seller, equityholder and collateral manager, Wells Fargo Bank, National Association ("Wells Fargo"), as the administrative agent and swingline lender, Western Alliance Trust Company, N.A., as the collateral custodian (“WATC”), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). The Wells Credit Facility will mature on November 4, 2030 and has a maximum facility amount of $750,000. Under the Wells Credit Facility, GIV Holdings is permitted to borrow up to 25.0%, 45.0%, 55.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments of GIV Holdings on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIV Holdings investments, but rather to the performance of the underlying portfolio companies.
As of the amendment on January 13, 2026, the Wells Credit Facility bears interest at a rate of Daily Simple SOFR, SONIA or EURIBOR plus 1.85% per annum. Prior to the amendment on January 13, 2026, the Wells Credit Facility bore interest at a rate of Daily Simple SOFR or SONIA plus 2.05% per annum. Previously, the Wells Credit Facility bore interest at a rate of Daily Simple SOFR plus 2.30% per annum. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Wells Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Interest expense	$7,159	$7,706
Non-usage fee	$237	$43
Amortization of financing costs	$427	$257
Weighted average interest rate	5.5%	6.6%
Effective interest rate	6.0%	6.9%
Average debt outstanding	$524,298	$465,166

As of of March 31, 2026, the outstanding balance on the Wells Credit Facility was $552,622, which included £494 denominated in GBP and €21,174 denominated in EUR that has been translated to U.S. dollars. As of December 31, 2025, the outstanding balance on the Wells Credit Facility was $422,166, which included £494 denominated in GBP that has been translated to U.S. dollars. GIV Holdings was in compliance with the applicable covenants of the Wells Loan and Security Agreement on such dates.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2026, the Company had unfunded commitments on revolving credit facilities of $145,010, no outstanding bridge financing commitments, and other future funding commitments of $211,187 which included €4,529 denominated in EUR that has been translated to U.S. dollars. As of December 31, 2025, the Company had unfunded commitments on revolving credit facilities of $144,057, no outstanding bridge financing commitments, and other future funding commitments of $264,948, which included €4,529 denominated in EUR that has been translated to U.S. dollars. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the UBS Credit Facility and Wells Credit Facility as of March 31, 2026 and December 31, 2025. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2026 and December 31, 2025, the Company had commitment letters to purchase investments in the aggregate par amount of $72,972 and $50,888, respectively, which could require funding in the future.
Note 9. Members' Capital
There were no Units issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2026 and March 31, 2025.
The following table reflects the distributions declared on the Company's Units for the three months ended March 31, 2026.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 25, 2026	March 31, 2026	April 20, 2026	$0.207

The following table reflects the distributions declared on the Company's Units for the three months ended March 31, 2025.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 25, 2025	March 28, 2025	April 21, 2025	$0.267
Note 10. Earnings (Loss) Per Unit
The following information sets forth the computation of basic net increase (decrease) in the Company's members' capital per unit resulting from operations for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Earnings (Loss) per unit—basic & diluted
Numerator for basic & diluted earnings (loss) per unit:	$(803)	$19,454
Denominator for basic & diluted weighted average unit:	120,834,931	80,974,363
Basic & diluted earnings (loss) per unit:	$(0.01)	$0.24

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2026 and March 31, 2025.

	Three Months Ended
	March 31, 2026	March 31, 2025
Per unit data(1):
Members' capital, December 31, 2025 and December 31, 2024, respectively	$9.99	$10.13
Net investment income (loss)	0.21	0.27
Net realized and unrealized gains (losses)	(0.22)	(0.03)
Total net increase (decrease)	(0.01)	0.24
Distributions declared to unitholders from net investment income	(0.21)	(0.27)
Members' capital, March 31, 2026 and March 31, 2025, respectively	$9.77	$10.10
Total return based on members' capital(2)	(0.09)%	2.34%
Units outstanding at end of period	120,834,931	80,974,363
Average weighted units outstanding for the period	120,834,931	80,974,363
Average members' capital for the period	$1,206,521	$820,074
Ratio to average members' capital:
Net investment income (loss)(3)	8.50%	10.88%
Total expenses, before waivers(3)	7.42%	9.74%
Total expenses, net of waivers(3)	7.42%	9.73%

Average debt outstanding—Wells Credit Facility(4)	$524,298	$465,166
Average debt outstanding—BMO Subscription Line	N/A	$7,156
Average debt outstanding—UBS Credit Facility	$323,778	$262,500
Asset coverage ratio	236.28%	211.13%
Portfolio turnover	2.90%	5.47%

Capital Commitments	$1,207,896	$1,207,896
Funded Capital Commitments	$1,207,896	$809,290
% of Capital Commitments funded	100.00%	67.00%

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
(4)Under the Wells Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2026, the Company had borrowings denominated in GBP of £494 and borrowings denominated in EUR of €21,174 that have been translated to U.S. dollars.
N/A    Not applicable.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of New Mountain Guardian IV BDC, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian IV BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of March 31, 2026, the related consolidated statements of operations, changes in members’ capital, and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets, liabilities and members’ capital of the Company, including the consolidated schedule of investments as of December 31, 2025, and the related consolidated statements of operations, changes in members’ capital and cash flows for the year then ended (not presented herein); and in our report dated March 4, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets, liabilities and members’ capital as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of assets, liabilities and members’ capital from which it has been derived.
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
New York, New York
May 12, 2026

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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report on Form 10-Q.
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
As of March 31, 2026, our top five industry concentrations were business services, software, financial services & technology, healthcare and consumer services.
As of March 31, 2026, our members' capital was approximately $1,181.0 million and our portfolio had a fair value of approximately $2,022.2 million in 134 portfolio companies.

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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of March 31, 2026.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2026.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2026 and March 31, 2025 we recognized PIK interest from investments of $1.0 million and $1.1 million, respectively, and PIK dividends from investments of $0.2 million and $0.2 million, respectively.
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
Fee income: Fee income represents delayed compensation, revolver fees, upfront fees amendment fees, consent fees, ticking fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by us for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
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
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Ratings of our portfolio companies as of March 31, 2026:

(in millions)	As of March 31, 2026
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$2,008.7	98.1%	$1,987.9	98.3%
Yellow	34.5	1.7%	30.7	1.5%
Orange	4.1	0.2%	3.6	0.2%
Red	—	—%	—	—%
	$2,047.3	100.0%	$2,022.2	100.0%
As of March 31, 2026, all investments in our portfolio had a Green Risk Rating, with the exception of 4 portfolio companies that had a Yellow Risk Rating and 1 portfolio company that had an Orange Risk Rating.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $2,022.2 million in 134 portfolio companies at March 31, 2026 and approximately $2,006.9 million in 131 portfolio companies at December 31, 2025.
The following table shows our portfolio and investment activity for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
Investments in 32 and 34, respectively, new and existing portfolio companies	$96.7	$121.1
Debt repayments in existing portfolio companies	(49.6)	(76.9)
Sales of securities in 1 and 2 portfolio companies, respectively	(8.5)	(6.1)
Change in unrealized appreciation on 19 and 25 portfolio companies, respectively	2.2	2.0
Change in unrealized depreciation on 115 and 87 portfolio companies, respectively	(27.4)	(3.6)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.
Results of Operations for the Three Months Ended March 31, 2026 and March 31, 2025
Revenue

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
Total interest income	$45.3	$39.4
Dividend income	0.9	0.9
Fee income	1.1	1.4
Total investment income	$47.3	$41.7
Our total investment income increased by approximately $5.6 million, or 14%, for the three months ended March 31, 2026 as compared to the same period in the prior year. For the three months ended March 31, 2026, total investment income of approximately $47.3 million consisted of approximately $43.1 million in cash interest from investments, approximately $1.0 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.2 million, approximately $0.9 million in dividends from investments and approximately $1.1 million in fee income.
The increase in interest income of approximately $5.9 million during the three months ended March 31, 2026 was primarily attributable to our increasing invested balances due to our full deployment of capital in December 2025 as compared to the same period in the prior year. Fee income during the three months ended March 31, 2026, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront fees received from 9 different portfolio companies.

Operating Expenses

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
Management fee	$3.5	$2.3
Less: management fee waiver	—	—
Net management fee	3.5	2.3
Interest and other financing expenses	12.7	12.8
Income based incentive fee	4.5	3.8
Administrative expenses	0.8	0.6
Professional fees	0.4	0.4
Capital gains incentive fee	—	(0.4)
Other general and administrative expenses	0.1	0.1
Net expenses before income taxes	22.0	19.6
Income tax expense	0.2	0.1
Net expenses after income taxes	$22.2	$19.7
Our total net operating expenses increased by approximately $2.5 million for the three months ended March 31, 2026 as compared to the same period in the prior year. Our net management fee increased by approximately $1.2 million and our income based incentive fee increased by approximately $0.7 million for the three months ended March 31, 2026 as compared to the same period in the prior year. The increase in management fees and income based incentive fees was attributable to larger managed and invested capital balances due to our full deployment of capital in December 2025 over the three months ended March 31, 2026 as compared to the same period in the prior year. There were no capital gains incentive fees for the three months ended March 31, 2026. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than the cumulative amount in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized and distributions are greater than contributions.
Interest and other financing expenses decreased by approximately $0.1 million during the three months ended March 31, 2026 as compared to the same period in the prior year, primarily due to the refinancing of both our UBS Credit Facility and Wells Credit Facility to lower applicable spreads and lower SOFR rates on the UBS Credit Facility and Wells Credit Facility, as well as the termination of the BMO Subscription Line, offset by higher average drawn balances UBS Credit Facility and Wells Credit Facility.
Our total administrative expenses, professional fees and other general and administrative expenses remained relatively flat during the three months ended March 31, 2026 as compared to the same period in the prior year.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
Net realized gains (losses) on investments	$(0.5)	$(0.8)
Net change in unrealized appreciation (depreciation) of investments	(25.2)	(1.6)
Net change in unrealized appreciation (depreciation) of foreign currency	(0.4)	—
Net change in unrealized appreciation (depreciation) of derivative instruments	0.1	—
(Provision) benefit for taxes	(0.1)	(0.1)
Net realized and unrealized gains (losses)	$(26.1)	$(2.5)
Our net realized losses and unrealized depreciation resulted in a net loss of approximately $26.1 million for the three months ended March 31, 2026 as compared to net realized losses and unrealized depreciation resulting in a net loss of approximately $2.5 million for the same period in the prior year. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended March 31, 2026 was primarily driven by unrealized depreciation in Planview Parent, Inc., RLG Holdings, LLC, PetVet Care Centers, LLC and Houghton Mifflin Harcourt Company. The provision for income taxes was primarily attributable to our equity investments that are held as of March 31, 2026 in our corporate subsidiaries. The net loss for the three months ended March 31, 2025 was primarily driven by realized losses in Barracuda Parent, LLC and KWOR Acquisition, Inc. and material accelerated amortization realized on our investment in Nielsen Consumer Inc. due to early repayments received during the period. The provision for income taxes was primarily attributable to our equity investments that were held as of March 31, 2025 in our corporate subsidiaries.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of March 31, 2026, our asset coverage ratio was 236.3%.
Since our inception on March 18, 2022, we have entered into Subscription Agreements with several investors on various dates. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On March 31, 2026 and December 31, 2025, we had aggregate capital commitments accepted and undrawn capital commitments from investors as follows:

(in millions)	March 31, 2026	December 31, 2025
Capital Commitments	$1,207.9	$1,207.9
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
As of March 31, 2026 and December 31, 2025, our borrowings consisted of the UBS Credit Facility and the Wells Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information.
As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of approximately $56.3 million and $33.9 million, respectively. Our cash used in operating activities for the three months ended March 31, 2026 and March 31, 2025 was approximately $3.0 million and $32.9 million, respectively. We expect that all current liquidity needs will be met with cash flows from investments and operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the balance sheet. As of March 31, 2026 and December 31, 2025, we had outstanding commitments to third parties to fund investments totaling $356.2 million which included €4.5 million denominated in EUR, that has been translated to U.S. dollars and $409.0 million, which included €4.5 million denominated in EUR, that has been translated to U.S. dollars, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2026 and December 31, 2025, we had commitment letters to purchase investments in the aggregate par amount of $73.0 million and $50.9 million, respectively, which could require funding in the future. As of March 31, 2026 and December 31, 2025, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2026 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
UBS Credit Facility (1)	$314.0	$—	$—	$314.0	$—
Wells Credit Facility (2)	552.6	—	—	552.6	—
Total Contractual Obligations	$866.6	$—	$—	$866.6	$—

(1)Under the terms of the $400.0 million UBS Credit Facility, all outstanding borrowings under that facility ($314.0 million as of March 31, 2026) must be repaid on or before November 4, 2030. As of March 31, 2026, there was approximately $86.0 million of possible capacity remaining under the UBS Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the UBS Credit Facility.
(2)Under the terms of the $750.0 million Wells Credit Facility, all outstanding borrowings under that facility ($552.6 million as of March 31, 2026, which included £0.5 million denominated in GBP and €21.2 million denominated in EUR that has been translated to U.S. dollars as of March 31, 2026) must be repaid on or before November 4, 2030. As of March 31, 2026, there was approximately $197.4 million of possible capacity remaining under the Wells Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the Wells Credit Facility.
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
Distributions and Dividends
Distributions declared to unitholders for the three months ended March 31, 2026 totaled approximately $25.0 million.
Tax characteristics of all distributions paid are reported to unitholders on Form 1099 or Form 1042 after the end of the calendar year. For the years ended December 31, 2025 and December 31, 2024, total distributions declared were $89.3 million and $57.5 million, respectively, of which the distributions were comprised of approximately 94.22% and 93.94%, respectively, of ordinary income, 5.78% and 6.06%, respectively, of long-term capital gains and 0.00% and 0.00%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2026, approximately $0.3 million of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of March 31, 2026, approximately $0.3 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statement of Assets, Liabilities and Members' Capital.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates flat in January, March and April 2026 after previously decreasing interest rates by 0.25% in each of September, October and December of 2025. The Federal Reserve has indicated it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which would also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SONIA, EURIBOR or SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the three months ended March 31, 2026, certain of the loans held in our portfolio had floating Prime or SOFR interest rates. As of March 31, 2026, approximately 97.52% of our investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 2.48% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on the floating SOFR and Prime interest rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2026. Interest expense is calculated based on the terms of our UBS Credit Facility and Wells Credit Facility. For our borrowings, we use the outstanding balance as of March 31, 2026. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2026, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest and Dividend Income Net of Interest Expense
–200 Basis Points	(17.13)%
–150 Basis Points	(12.85)%
–100 Basis Points	(8.57)%
–50 Basis Points	(4.28)%
+50 Basis Points	4.28%
+100 Basis Points	8.57%
+150 Basis Points	12.85%
+200 Basis Points	17.13%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of March 31, 2026. From time to time, we or our consolidated subsidiaries may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Company-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2026 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 other than those noted below.
Hedging using derivatives may impact investment performance.
We may use over-the-counter (OTC) and cleared derivatives to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions.
Hedging transactions may limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price. If we choose to engage in hedging transactions, there can be no assurances that we will achieve the intended benefits of such transactions and, depending on the degree of exposure such transactions could create, such transactions may expose us to risk of loss.
While we may enter into derivatives transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations.
Valuing OTC derivatives may be less certain than actively traded financial instruments.
In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange traded futures contracts and securities or cleared swaps because, for OTC derivatives, the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.
Our rights under an OTC derivative may be restricted by regulations.
Regulations adopted by global prudential regulators that are now in effect require certain prudentially regulated entities and certain of their affiliates and subsidiaries (including swap dealers) to include in their derivatives contracts and certain other financial contracts terms that delay or restrict the rights of counterparties to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of credit support in the event that the prudentially regulated entity and/or its affiliates are subject to certain types of resolution or insolvency proceedings. Similar regulations and laws have been adopted in non-U.S. jurisdictions that may apply to any of our counterparties that located in those jurisdictions. It is possible that these new requirements, as well as potential additional resulted government regulation, could adversely affect our ability to terminate existing derivatives contracts, exercise default rights, or satisfy obligations owed to us with collateral received under such contracts.
The use of OTC derivatives may expose us to early termination risk, which could result in significant losses.
OTC derivatives do not have uniform terms. An OTC derivatives counterparty may have the right to close out our position due to the occurrence of certain events (for example, if a counterparty is unable to hedge its obligations to us, or if we defaults on certain terms of the OTC swaps agreement, or if there is a material decline in our NAV on a particular day) and request immediate payment of amounts owed by us under the agreement. If the level of our NAV has a dramatic intraday move, the terms of our OTC derivatives document may permit the counterparty to early close out a transaction with us at a price calculated by the counterparty that, in good faith, represents such counterparty’s loss, which may not represent fair market value. An OTC derivatives counterparty may also have the right to close out our position for no reason, in some cases with same day notice.
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
(2)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s Current Report on Form 8-K filed on December 6, 2023.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2026.

NEW MOUNTAIN GUARDIAN IV BDC, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer