Form 10-Q
period 2026-06-30
New Mountain Guardian IV BDC, L.L.C.
filed 2026-08-11
CIK 1925531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2026

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of August 11, 2026 was 120,834,931. As of June 30, 2026, there was no established public market for the registrant's limited liability company units.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Non-controlled/non-affiliated investments at fair value (cost of $2,095,505 and $2,006,365, respectively)	$2,071,442	$2,006,885
Cash and cash equivalents	50,489	33,895
Interest and dividend receivable	14,806	11,404
Receivable from unsettled securities sold	3,950	—
Derivative asset at fair value	123	—
Other assets	11,039	1,414
Total assets	$2,151,849	$2,053,598
Liabilities
Borrowings
Wells Credit Facility	$619,341	$422,166
UBS Credit Facility	314,000	394,000
Deferred financing costs (net of accumulated amortization of $4,178 and $3,019, respectively)	(7,627)	(6,190)
Net borrowings	925,714	809,976
Distribution payable	27,550	22,354
Income based incentive fee payable	4,827	3,925
Interest payable	4,380	4,525
Management fee payable	3,475	2,992
Payable to affiliate	674	451
Deferred tax liability	608	434
Payable for unsettled securities purchased	168	633
Other liabilities	2,480	1,500
Total liabilities	969,876	846,790
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 120,834,931 and 120,834,931 units issued and outstanding, respectively	1,204,992	1,204,992
Accumulated underdistributed (overdistributed) earnings	(23,019)	1,816
Total members' capital	$1,181,973	$1,206,808
Total liabilities and members' capital	$2,151,849	$2,053,598
Members' capital per unit	$9.78	$9.99
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$46,152	$40,842	$90,545	$79,181
PIK interest income	1,513	1,105	2,471	2,214
Dividend income	1,201	839	2,061	1,695
Fee income	1,570	867	2,708	2,243
Total investment income	50,436	43,653	97,785	85,333
Expenses
Interest and other financing expenses	13,449	12,952	26,167	25,713
Income based incentive fee	4,827	4,048	9,288	7,860
Management fee	3,476	2,401	6,951	4,732
Administrative expenses	768	715	1,519	1,324
Professional fees	379	407	805	837
Capital gains incentive fee	—	(916)	—	(1,298)
Other general and administrative expenses	147	105	221	156
Organizational and offering expenses	—	—	—	21
Total expenses	23,046	19,712	44,951	39,345
Less: management fees waived (See Note 5)	—	—	—	(21)
Net expenses	23,046	19,712	44,951	39,324
Net investment income before income taxes	27,390	23,941	52,834	46,009
Income tax expense	32	86	193	165
Net investment income (loss)	27,358	23,855	52,641	45,844
Net realized gains (losses) on investments	(120)	8	(648)	(759)
Net realized gains (losses) on derivative instruments	86	—	86	—
Net change in unrealized appreciation (depreciation) of investments	1,355	(5,838)	(23,796)	(7,487)
Net change in unrealized appreciation (depreciation) of foreign currency	(36)	—	(503)	—
Net change in unrealized appreciation (depreciation) of derivative instruments	(20)	—	123	—
(Provision) benefit for taxes	(92)	(56)	(175)	(175)
Net realized and unrealized gains (losses)	1,173	(5,886)	(24,913)	(8,421)
Net increase (decrease) in members' capital resulting from operations	$28,531	$17,969	$27,728	$37,423
Earnings (loss) per unit (basic & diluted)	$0.24	$0.22	$0.23	$0.46
Weighted average common units outstanding - basic & diluted (See Note 10)	120,834,931	80,974,363	120,834,931	80,974,363

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Increase (Decrease) in members' capital resulting from operations:
Net investment income (loss)	$27,358	$23,855	$52,641	$45,844
Net realized gains (losses) on investments and foreign currency	(120)	8	(648)	(759)
Net realized gains (losses) on derivative instruments	86	—	86	—
Net change in unrealized appreciation (depreciation) of investments and foreign currency	1,319	(5,838)	(24,299)	(7,487)
Net change in unrealized appreciation (depreciation) of derivative instruments	(20)	—	123	—
(Provision) benefit for taxes	(92)	(56)	(175)	(175)
Net increase (decrease) in members' capital resulting from operations	28,531	17,969	27,728	37,423
Capital transactions
Distributions declared to unitholders from net investment income	(27,550)	(23,159)	(52,563)	(44,779)
Total net increase (decrease) in members' capital resulting from capital transactions	(27,550)	(23,159)	(52,563)	(44,779)
Net increase (decrease) in members' capital	981	(5,190)	(24,835)	(7,356)
Members' capital at the beginning of the period	1,180,992	817,932	1,206,808	820,098
Members' capital at the end of the period	$1,181,973	$812,742	$1,181,973	$812,742

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net increase (decrease) in members' capital resulting from operations	$27,728	$37,423
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	648	759
Net realized (gains) losses on derivative instruments	(86)	—
Net change in unrealized (appreciation) depreciation of investments	23,796	7,487
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	503	—
Net change in unrealized (appreciation) depreciation of derivative instruments	(123)	—
Amortization of purchase discount	(3,137)	(6,761)
Amortization of deferred financing costs	1,158	763
Non-cash investment income	(2,980)	(2,384)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(219,277)	(264,700)
Proceeds from sales and paydowns of investments	141,679	165,231
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	111	152
Cash paid for purchase of drawn portion of revolving credit facilities	(344)	(104)
Cash paid on drawn revolvers	(18,278)	(9,416)
Cash repayments on drawn revolvers	12,411	7,540
Cash received from settlement of foreign currency forward contract	87	—
Receivable from unsettled securities sold	(3,950)	—
Interest and dividend receivable	(3,402)	(122)
Other assets	(9,625)	(16,974)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(465)	31,534
Interest payable	(145)	(473)
Management fee payable	483	188
Income based incentive fee payable	902	668
Accrued capital gains incentive fee	—	(1,298)
Payable to affiliates	223	94
Deferred tax liability	174	175
Other liabilities	1,056	360
Net cash flows (used in) provided by operating activities	(50,853)	(49,858)
Cash flows from financing activities
Distributions	(47,367)	(21,620)
Proceeds from BMO Subscription Line	—	92,500
Repayment of BMO Subscription Line	—	(68,000)
Proceeds from UBS Credit Facility	—	29,500
Repayment of UBS Credit Facility	(80,000)	(15,000)
Proceeds from Wells Credit Facility	211,829	73,300
Repayment of Wells Credit Facility	(14,000)	(36,000)
Placement fees paid	(137)	(59)
Deferred financing costs paid	(2,535)	(1,114)
Net cash flows provided by (used in) financing activities	67,790	53,507

Net increase (decrease) in cash and cash equivalents	$16,937	$3,649
Cash and cash equivalents at the beginning of the period	33,895	19,866
Effect of foreign exchange rate changes on cash and cash equivalents	(343)	—
Cash and cash equivalents at the end of the period	$50,489	$23,515
Supplemental disclosure of cash flow information
Cash interest paid	$24,445	$25,067
Income taxes paid	31	86
Non-cash operating activities:
Non-cash activity on investments	$3,469	$1,993
Non-cash financing activities:
Distributions declared and payable	$27,550	$23,159
Accrued but unpaid deferred credit facility costs	183	44
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Coupa Holdings, LLC
Software	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	8.91%	02/2023	02/2030	$38,674	$38,532	$38,156
	First Lien(8)	SOFR(Q)	+	5.25%	8.90%	02/2023	02/2030	3,524	3,505	3,476
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	8.90%	02/2023	02/2029	1,799	1,802	1,775
									43,839	43,407	3.67%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(2)(6)(8)	SOFR(Q)	+	4.25%	7.94%	10/2023	10/2028	12,502	12,502	12,502
	First Lien(2)(6)(8)	SOFR(Q)	+	4.25%	7.94%	10/2023	10/2028	10,286	10,286	10,286
	First Lien(8)	SOFR(Q)	+	4.25%	7.94%	02/2024	10/2028	6,481	6,456	6,481
	Subordinated(8)	Fixed(Q)*		13.00%/PIK	13.00%	05/2023	05/2033	4,977	4,951	4,977
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.25%	7.92%	12/2024	10/2028	4,138	4,132	4,138
	First Lien(2)(6)(8)	SOFR(Q)	+	4.25%	7.94%	10/2023	10/2028	2,153	2,153	2,153
	First Lien(2)(6)(8)	SOFR(Q)	+	4.25%	7.94%	10/2023	10/2028	1,239	1,239	1,239
	First Lien(2)(6)(8)	SOFR(Q)	+	4.25%	7.94%	10/2023	10/2028	173	173	173
									41,892	41,949	3.55%
Viper Bidco, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.23%	11/2024	11/2031	41,646	41,476	40,830	3.46%
NC Topco, LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.17%	08/2024	09/2031	30,475	30,363	30,171
	First Lien(8)	SOFR(Q)	+	4.50%	8.17%	08/2024	09/2031	8,694	8,662	8,607
									39,025	38,778	3.28%
Anaplan, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.17%	06/2022	06/2029	34,560	34,547	33,889
	First Lien(8)	SOFR(Q)	+	4.50%	8.17%	01/2024	06/2029	3,284	3,284	3,220
									37,831	37,109	3.14%
OEConnection LLC
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.14%	04/2024	12/2032	37,110	37,013	36,602	3.10%
Healthspan Buyer, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.48%	10/2024	10/2030	10,245	10,226	10,245
	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.48%	10/2025	10/2030	8,399	8,380	8,399
	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.48%	03/2026	10/2030	5,408	5,357	5,408
	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.48%	10/2023	10/2030	4,992	4,960	4,992
	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.48%	07/2025	10/2030	3,642	3,635	3,642
	First Lien(8)	SOFR(Q)	+	4.75%	8.48%	07/2025	10/2030	3,511	3,504	3,511
									36,062	36,197	3.06%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	6.50%	10.42%	05/2024	07/2028	$26,967	$26,960	$26,967
	Subordinated(8)	Fixed(Q)*		14.25%/PIK	14.25%	05/2024	05/2030	5,452	5,445	5,452
	Subordinated(8)	Fixed(Q)*		14.25%/PIK	14.25%	05/2024	05/2030	2,082	2,079	2,082
	First Lien(8)(9) - Drawn	SOFR(Q)	+	6.50%	10.42%	05/2024	07/2028	1,113	1,113	1,113
									35,597	35,614	3.01%
Jeppesen Holdings, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.41%	10/2025	11/2032	35,044	34,955	34,956	2.96%
AAH Topco, LLC
Consumer Services	First Lien(8)	SOFR(M)	+	5.25%	8.99%	11/2023	12/2027	22,769	22,682	22,769
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	8.74%	03/2025	12/2027	12,147	12,114	12,147
									34,796	34,916	2.95%
Businessolver.com, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.23%	12/2025	12/2032	30,660	30,588	30,583
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.23%	10/2023	12/2032	3,431	3,431	3,422
	First Lien(8)	SOFR(Q)	+	4.50%	8.23%	10/2023	12/2032	619	619	617
									34,638	34,622	2.93%
Model N, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.48%	06/2024	06/2031	31,527	31,405	31,262
	First Lien(8)	SOFR(Q)	+	4.75%	8.42%	06/2024	06/2031	3,266	3,262	3,239
									34,667	34,501	2.92%
Vessco Midco Holdings, LLC
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	8.14%	07/2024	07/2031	22,912	22,826	22,912
	First Lien(8)(9) - Drawn	SOFR(S)	+	4.50%	8.17%	07/2024	07/2031	7,201	7,173	7,201
	First Lien(2)(6)(8)	SOFR(S)	+	4.50%	8.19%	11/2025	07/2031	3,523	3,515	3,523
	First Lien(2)(6)(8)(9) - Drawn	SOFR(S)	+	4.50%	8.17%	11/2025	07/2031	310	309	310
									33,823	33,946	2.87%
Einstein Parent, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	8.91%	01/2025	01/2031	34,415	34,136	33,589	2.84%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(8)	SOFR(Q)	+	6.00%	9.67%	09/2023	08/2029	16,779	16,730	16,466
	First Lien(4)(7)(8)	SOFR(Q)	+	5.75%	9.42%	08/2022	08/2029	12,267	12,267	12,037
	First Lien(2)(6)(8)	SOFR(Q)	+	5.75%	9.42%	08/2022	08/2029	4,483	4,458	4,399
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	9.40%	08/2022	08/2029	149	150	146
									33,605	33,048	2.80%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Meta Buyer LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	8.93%	12/2025	12/2031	$26,655	$26,531	$26,522
	First Lien(8)	SOFR(Q)	+	5.25%	8.93%	12/2025	12/2031	3,662	3,636	3,644
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	8.93%	12/2025	12/2031	1,576	1,568	1,568
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	8.97%	12/2025	12/2031	1,109	1,110	1,103
									32,845	32,837	2.78%
Safety Borrower Holdings LLC
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.39%	03/2024	12/2032	32,755	32,722	32,549
	First Lien(8)(9) - Drawn	P(Q)	+	3.75%	10.50%	10/2024	12/2032	167	163	166
									32,885	32,715	2.77%
Pike Corporation
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.25%	7.89%	12/2025	12/2032	31,607	31,533	31,528	2.67%
Acumatica Holdings, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.23%	07/2025	07/2032	30,740	30,740	30,638	2.59%
USRP Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.39%	10/2023	12/2029	11,783	11,783	11,783
	First Lien(2)(6)(8)	SOFR(M)	+	4.75%	8.39%	10/2023	12/2029	10,660	10,643	10,660
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	8.39%	08/2024	12/2029	5,628	5,608	5,628
	First Lien(8)	SOFR(M)	+	4.75%	8.39%	07/2023	12/2029	2,280	2,258	2,280
									30,292	30,351	2.57%
Diamondback Acquisition, Inc.
Software	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	8.14%	09/2025	09/2032	29,726	29,659	28,543
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.50%	9.04%	09/2025	09/2032	1,342	1,340	1,289
									30,999	29,832	2.52%
IG Investments Holdings, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	8.66%	03/2024	09/2028	29,471	29,387	29,471	2.49%
Runway Bidco, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.23%	12/2024	12/2031	28,877	28,757	28,325	2.40%
Superman Holdings, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.23%	08/2024	08/2031	21,283	21,241	21,226
	First Lien(8)	SOFR(Q)	+	4.50%	8.23%	08/2024	08/2031	6,947	6,933	6,928
									28,174	28,154	2.38%
Auctane, Inc.
Distribution & Logistics	First Lien(2)(6)(8)	SOFR(Q)	+	5.75%	9.42%	05/2026	06/2033	27,719	27,513	27,511	2.33%
Pioneer Buyer I, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.73%	11/2025	11/2029	23,873	23,873	23,873
	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.73%	11/2025	11/2028	2,813	2,813	2,813
									26,686	26,686	2.26%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Maverick Bidco Inc.
Software	First Lien(4)(7)(8)	SOFR(S)	+	4.75%	8.42%	12/2025	12/2031	$25,710	$25,651	$25,435	2.15%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.48%	08/2024	08/2031	15,654	15,592	15,654
	First Lien(8)	SOFR(Q)	+	4.75%	8.48%	08/2024	08/2031	9,204	9,168	9,204
									24,760	24,858	2.10%
HIG Intermediate, Inc. (14)
HIG Operations Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.14%	08/2023	06/2031	19,606	19,559	19,606
	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	8.14%	08/2023	06/2031	3,229	3,229	3,229
	First Lien(8)	SOFR(M)	+	4.50%	8.14%	03/2024	06/2031	1,375	1,371	1,375
	First Lien(8)	SOFR(M)	+	4.50%	8.14%	03/2024	06/2031	508	506	508
									24,665	24,718	2.09%
Brave Parent Holdings, Inc.
Software	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	8.14%	11/2023	11/2030	10,465	10,429	10,120
	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.14%	11/2023	11/2030	8,907	8,906	8,613
	First Lien(8)	SOFR(M)	+	4.50%	8.14%	10/2025	11/2030	6,121	6,093	5,918
									25,428	24,651	2.09%
Supernova Intermediate Pty Ltd
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.64%	05/2026	05/2033	24,470	24,410	24,409	2.07%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(M)	+	4.25%	7.89%	05/2025	06/2031	11,232	11,169	11,051
	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.39%	05/2024	06/2031	7,160	7,119	7,082
	First Lien(8)	SOFR(M)	+	4.25%	7.90%	05/2025	06/2031	2,518	2,493	2,478
	First Lien(8)	SOFR(M)	+	4.25%	7.89%	05/2025	06/2031	2,351	2,346	2,313
	First Lien(8)	SOFR(M)	+	4.75%	8.39%	05/2024	06/2031	1,439	1,431	1,424
									24,558	24,348	2.06%
Vehlo Purchaser, LLC
Software	First Lien(2)(6)(8)	SOFR(M)	+	5.25%	8.89%	12/2025	05/2028	19,600	19,541	19,527
	First Lien(8)	SOFR(M)	+	5.25%	8.89%	06/2025	05/2028	4,046	4,024	4,031
									23,565	23,558	1.99%
Bullhorn, Inc.
Software	First Lien(8)	SOFR(M)	+	5.00%	8.64%	05/2024	10/2029	11,127	11,117	11,044
	First Lien(8)	SOFR(M)	+	5.00%	8.64%	05/2024	10/2029	7,481	7,471	7,425
	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	8.64%	05/2024	10/2029	2,863	2,861	2,842
	First Lien(8)	SOFR(M)	+	5.00%	8.64%	05/2024	10/2029	864	861	857
	First Lien(8)	SOFR(M)	+	5.00%	8.64%	05/2024	10/2029	641	641	637
	First Lien(8)	SOFR(M)	+	5.00%	8.64%	05/2024	10/2029	287	287	285
	First Lien(8)	SOFR(M)	+	5.00%	8.64%	05/2024	10/2029	229	229	227
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	8.64%	05/2024	10/2029	105	104	104
									23,571	23,421	1.98%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
YLG Holdings, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.43%	06/2024	12/2030	$20,947	$20,936	$20,947
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.42%	04/2025	12/2030	262	261	262
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.41%	06/2024	12/2030	171	170	171
									21,367	21,380	1.81%
GC Waves Holdings, Inc.
Financial Services & Technology	First Lien(8)	SOFR(M)	+	4.50%	8.14%	10/2024	10/2030	14,142	14,089	14,142
	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	8.14%	10/2024	10/2030	5,199	5,195	5,199
	First Lien(8)	SOFR(M)	+	4.50%	8.14%	10/2024	10/2030	1,574	1,574	1,574
									20,858	20,915	1.77%
MRI Software LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.48%	10/2024	02/2028	12,865	12,816	12,646
	First Lien(8)	SOFR(Q)	+	4.75%	8.48%	12/2023	02/2028	4,166	4,158	4,095
	First Lien(8)	SOFR(Q)	+	4.75%	8.48%	08/2024	02/2028	2,616	2,608	2,571
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.48%	10/2025	02/2028	870	869	855
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.48%	12/2023	02/2028	299	301	294
									20,752	20,461	1.73%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)	SOFR(Q)	+	6.50%	10.16%	10/2024	11/2029	20,178	19,995	20,178	1.71%
CentralSquare Technologies, LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.75%	9.39%	04/2024	04/2030	20,120	19,957	20,120	1.70%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)(7)(8)	SOFR(Q)*	+	2.50% +2.50%/PIK	8.73%	02/2025	02/2033	17,663	17,515	17,663
	First Lien(4)(7)(8)	SOFR(Q)*	+	2.50% +2.50%/PIK	8.73%	02/2026	02/2033	2,438	2,432	2,438
									19,947	20,101	1.70%
iCIMS, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.75%	9.42%	08/2022	08/2028	11,320	11,303	10,600
	First Lien(4)(7)(8)	SOFR(Q)	+	5.75%	9.42%	08/2022	08/2028	9,587	9,555	8,977
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	9.41%	08/2022	08/2028	471	478	441
									21,336	20,018	1.69%
Asurion, LLC
Business Services	First Lien(2)(6)	SOFR(Q)	+	4.25%	7.91%	09/2024	09/2030	19,650	19,352	19,463	1.65%
Tempo Acquisition, LLC**
Business Services	First Lien	SOFR(M)	+	1.75%	5.39%	03/2026	08/2028	22,040	16,059	18,693	1.58%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.23%	09/2024	05/2029	14,714	14,714	14,603
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.23%	10/2023	05/2029	3,548	3,527	3,521
									18,241	18,124	1.53%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Icefall Parent, Inc.
Financial Services & Technology	First Lien(8)	SOFR(Q)	+	4.50%	8.23%	01/2024	01/2030	$8,422	$8,367	$8,422
	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.23%	12/2025	01/2030	4,776	4,776	4,776
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.23%	05/2026	01/2030	4,206	4,061	4,206
									17,204	17,404	1.47%
RLG Holdings, LLC
Packaging	First Lien(8)	SOFR(Q)	+	4.25%	8.18%	01/2026	07/2028	14,139	7,262	8,138
	First Lien(4)(7)(8)	SOFR(Q)	+	4.25%	8.18%	09/2025	07/2028	11,716	9,785	6,744
	Second Lien(8)	SOFR(Q)	+	7.50%	11.43%	01/2026	07/2029	5,888	843	1,641
	First Lien(8)	SOFR(Q)	+	5.00%	8.66%	10/2025	07/2028	1,192	742	686
									18,632	17,209	1.46%
Eclipse Topco, Inc. (12)
Eclipse Buyer, Inc.
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.15%	09/2024	09/2031	17,280	17,212	17,024	1.44%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(M)	+	6.00%	9.64%	10/2023	11/2030	18,255	18,126	15,706
	First Lien(8)(9) - Drawn	SOFR(M)	+	6.00%	9.62%	10/2023	11/2029	733	736	630
									18,862	16,336	1.38%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)*	+	2.75% +2.75%/PIK	9.16%	08/2024	08/2031	14,783	14,673	14,640
	First Lien(8)	SOFR(Q)	+	5.00%	8.66%	08/2024	08/2031	835	828	818
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	8.64%	08/2024	08/2030	463	463	454
								16,081	15,964	15,912	1.35%
Houghton Mifflin Harcourt Company
Education	First Lien(4)(7)	SOFR(Q)	+	5.25%	9.01%	12/2023	04/2029	11,378	11,253	9,040
	First Lien(2)(6)	SOFR(Q)	+	5.25%	9.01%	09/2023	04/2029	8,589	8,300	6,824
									19,553	15,864	1.34%
IEM New Sub 2, LLC
Business Products	First Lien(4)(7)(8)	SOFR(S)	+	4.75%	8.37%	12/2025	12/2031	15,157	15,122	15,119	1.28%
Victors Purchaser, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.23%	12/2025	12/2032	14,822	14,804	14,803
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.50%	8.14%	12/2025	12/2032	215	215	215
									15,019	15,018	1.27%
Sierra Enterprises, LLC
Food & Beverage	First Lien(2)(8)	SOFR(Q)	+	5.75%	9.48%	05/2025	05/2030	14,229	14,143	14,229	1.20%
Foundational Education Group, Inc.
Education	Second Lien(2)(6)(8)	SOFR(Q)	+	6.50%	10.43%	05/2022	08/2029	9,783	9,038	9,783
	First Lien(2)(6)	SOFR(Q)	+	4.25%	8.18%	05/2025	08/2028	4,540	4,246	4,223
									13,284	14,006	1.18%
Fetch, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.39%	03/2026	03/2033	13,822	13,755	13,753	1.16%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Firebird Acquisition Corp, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)*	+	2.25% +2.75%/PIK	8.66%	01/2025	02/2032	$10,229	$10,209	$10,229
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.16%	01/2025	02/2032	3,460	3,453	3,460
									13,662	13,689	1.16%
FS WhiteWater Holdings, LLC (13)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	8.83%	12/2025	12/2029	4,951	4,908	4,951
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	8.88%	07/2022	12/2029	3,899	3,880	3,899
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	8.88%	09/2024	12/2029	3,204	3,183	3,204
	First Lien(8)	SOFR(Q)	+	5.00%	8.88%	03/2025	12/2029	1,373	1,363	1,373
									13,334	13,427	1.14%
Low Voltage Holdings Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.23%	04/2025	04/2032	11,125	11,089	11,083
	First Lien(8)	SOFR(Q)	+	4.50%	8.23%	04/2025	04/2032	1,847	1,841	1,840
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.17%	04/2025	04/2032	194	194	193
									13,124	13,116	1.11%
Diligent Corporation
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.67%	04/2024	08/2030	10,980	10,950	10,696
	First Lien(8)	SOFR(Q)*	+	8.42%/PIK	12.09%	04/2024	08/2030	1,882	1,877	1,834
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	8.65%	04/2024	08/2030	496	495	483
									13,322	13,013	1.10%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.25%	8.89%	09/2022	10/2029	9,812	9,733	9,812
	First Lien(8)	SOFR(M)	+	5.25%	8.89%	09/2022	10/2029	1,525	1,516	1,525
	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	8.89%	09/2022	10/2029	1,034	1,031	1,034
									12,280	12,371	1.05%
Vamos Bidco, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.23%	01/2025	01/2032	12,355	12,300	12,090
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.23%	01/2025	01/2032	260	260	254
									12,560	12,344	1.04%
Lighthouse Buyer, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(A)	+	4.25%	7.79%	12/2025	12/2031	11,815	11,761	11,756
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.25%	7.96%	12/2025	12/2031	394	393	392
									12,154	12,148	1.03%
Jawbreaker Topco, L.P. (17)
Jawbreaker Parent, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.48%	01/2026	01/2033	8,230	8,191	8,189
	First Lien(8)	SOFR(Q)	+	4.75%	8.48%	01/2026	01/2033	3,935	3,935	3,916
									12,126	12,105	1.02%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Xactly Corporation
Software	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.02%	02/2023	07/2027	$12,802	$12,793	$12,081	1.02%
ComPsych Investments Corp.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.41%	07/2024	07/2031	12,068	12,024	12,068	1.02%
Bonterra LLC
Software	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.48%	03/2025	03/2032	9,234	9,215	9,021
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.46%	10/2025	03/2032	1,862	1,854	1,819
	First Lien(8)	SOFR(Q)	+	4.75%	8.48%	03/2025	03/2032	1,006	1,004	983
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.49%	03/2025	03/2032	202	202	197
									12,275	12,020	1.02%
PROS Parent, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.40%	12/2025	12/2032	11,954	11,940	11,939	1.01%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.25%	8.03%	10/2025	06/2029	8,756	8,720	8,756
	First Lien(4)(7)(8)	SOFR(Q)	+	4.25%	8.01%	06/2023	06/2029	2,887	2,875	2,887
									11,595	11,643	0.99%
Planview Parent, Inc.
Software	Second Lien(4)(7)(8)	SOFR(Q)	+	5.75%	9.48%	06/2024	12/2028	12,117	12,093	8,941
	First Lien(4)	SOFR(Q)	+	3.50%	7.23%	02/2026	12/2027	2,643	2,188	2,285
									14,281	11,226	0.95%
HP TLE Buyer, Inc.
Education	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.48%	07/2025	07/2032	10,938	10,889	10,938	0.93%
Capstone Borrower, Inc.
Business Services	First Lien	Fixed(S)		8.00%	8.00%	03/2026	06/2030	11,479	10,873	10,922	0.92%
DigiCert, Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.75%	9.39%	07/2025	07/2030	10,301	10,236	10,224	0.86%
GS Acquisitionco, Inc.
Software
	First Lien(8)	SOFR(Q)	+	5.25%	8.98%	03/2024	05/2028	4,970	4,966	4,665
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	8.98%	03/2024	05/2028	2,416	2,413	2,268
	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	8.98%	03/2024	05/2028	2,290	2,292	2,149
	First Lien(8)	SOFR(Q)	+	5.25%	8.98%	03/2024	05/2028	989	987	928
									10,658	10,010	0.85%
Nexus Buyer LLC
Financial Services & Technology	Second Lien(4)(7)	SOFR(M)	+	5.75%	9.39%	08/2025	02/2032	10,000	9,910	9,748	0.82%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second Lien(2)(6)(8)	SOFR(M)	+	5.50%	9.14%	07/2025	07/2033	9,512	9,469	9,512	0.80%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	8.66%	11/2024	11/2031	$5,192	$5,160	$5,192
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	8.68%	11/2024	11/2031	2,469	2,456	2,469
	First Lien(8)	SOFR(Q)	+	5.00%	8.74%	07/2025	11/2031	860	853	860
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	8.67%	11/2024	11/2031	613	610	613
									9,079	9,134	0.77%
AWP Group Holdings, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)*	+	2.63% +3.28%/PIK	9.56%	04/2026	12/2032	8,660	8,629	8,628
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	8.90%	04/2026	12/2032	359	358	358
									8,987	8,986	0.76%
PDI TA Holdings, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)*	+	3.50% +2.50%/PIK	9.66%	01/2024	02/2031	6,320	6,299	6,036
	First Lien(8)	SOFR(Q)*	+	3.50% +2.50%/PIK	9.66%	01/2024	02/2031	2,287	2,278	2,184
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.17%	01/2024	02/2031	684	681	653
									9,258	8,873	0.75%
Panzura Holdings, LLC (11)
Panzura, LLC
Software	First Lien(8)	Fixed(Q)*		17.00%/PIK	17.00%	08/2023	08/2027	9,037	8,827	8,214	0.69%
LSCS Holdings, Inc.
Healthcare	First Lien(4)(7)	SOFR(Q)	+	4.50%	8.23%	09/2024	03/2032	8,338	8,257	8,200	0.69%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.25%	7.91%	09/2023	09/2029	8,148	8,091	8,111	0.69%
Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.25%	7.98%	10/2025	10/2032	8,214	8,205	8,083	0.68%
Databricks, Inc.
Software	First Lien(4)(7)	SOFR(M)	+	4.50%	8.11%	12/2024	01/2032	7,975	7,944	7,965	0.67%
Wrench Group LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.48%	10/2025	09/2032	7,818	7,782	7,779	0.66%
Optimizely North America Inc.
Software	First Lien(4)(7)(8)	SOFR(M)*	+	3.00% +2.50%/PIK	9.14%	10/2024	10/2031	7,934	7,902	7,722	0.65%
PDQ.com Corporation
Software	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.15%	10/2023	10/2032	3,866	3,839	3,818
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.23%	10/2025	10/2032	2,944	2,938	2,908
	First Lien(8)	SOFR(Q)	+	4.50%	8.15%	10/2023	10/2032	625	624	617
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.23%	10/2025	10/2032	180	180	178
									7,581	7,521	0.64%
Rithum Holdings, Inc. (fka CommerceHub, Inc.)
Software	First Lien(2)(6)	SOFR(Q)	+	4.75%	8.48%	07/2025	07/2032	7,725	7,597	7,314	0.62%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.40%	08/2024	08/2031	$6,418	$6,393	$6,418
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	8.38%	08/2024	08/2031	714	711	714
									7,104	7,132	0.60%
Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(8)	SOFR(M)	+	4.50%	8.14%	06/2024	12/2028	7,085	7,068	7,085	0.60%
Archduke Buyer, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.16%	12/2025	12/2032	7,101	7,068	7,066	0.60%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.66%	10/2025	10/2032	5,080	5,057	5,055
	First Lien(8)	SOFR(Q)	+	5.00%	8.66%	10/2025	10/2032	1,024	1,015	1,019
	First Lien(4)(7)(8)(18)	SONIA(D)	+	5.00%	8.73%	10/2025	10/2032	£641	840	846
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	8.66%	10/2025	10/2032	114	114	114
									7,026	7,034	0.60%
Galway Borrower LLC
Business Services	First Lien(4)(7)	SOFR(Q)	+	4.50%	8.23%	04/2024	09/2028	4,396	4,385	4,385
	First Lien	SOFR(Q)	+	4.50%	8.23%	04/2024	09/2028	1,917	1,901	1,912
	First Lien	SOFR(Q)	+	4.50%	8.23%	02/2026	09/2028	185	184	184
	First Lien(9) - Drawn	SOFR(Q)	+	4.50%	8.24%	02/2026	09/2028	103	103	103
									6,573	6,584	0.56%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	8.90%	08/2025	08/2031	6,223	6,196	6,192
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.25%	8.88%	08/2025	08/2031	225	224	224
									6,420	6,416	0.54%
RailPros Parent, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.25%	7.89%	05/2025	05/2032	5,799	5,774	5,799
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.25%	7.89%	05/2025	05/2032	538	536	538
									6,310	6,337	0.54%
LF Parent Co, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.48%	05/2026	05/2033	6,191	6,161	6,160	0.52%
Greenway Health, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(S)	+	6.75%	10.60%	12/2023	04/2029	6,206	6,152	6,085	0.51%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.23%	07/2025	07/2032	6,073	6,046	6,043	0.51%
Zest Acquisition Corp.
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	8.92%	04/2023	02/2028	6,042	5,972	6,042	0.51%
Javelin Buyer, Inc.
Software	Second Lien(4)(7)	SOFR(Q)	+	5.00%	8.67%	10/2024	12/2032	6,470	6,442	5,866	0.50%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
MedX Holdings, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.14%	07/2025	07/2032	$5,859	$5,833	$5,741
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.50%	8.14%	07/2025	07/2032	13	13	13
									5,846	5,754	0.49%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(8)	SOFR(M)	+	7.50%	11.24%	07/2022	07/2029	3,043	3,023	3,043
	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	9.49%	07/2022	07/2028	2,653	2,642	2,653
									5,665	5,696	0.48%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.48%	11/2022	04/2030	5,353	5,311	5,353
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.48%	11/2022	04/2030	111	112	111
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.48%	04/2026	04/2030	68	69	68
									5,492	5,532	0.47%
Project Accelerate Parent, LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	8.89%	02/2024	02/2031	5,528	5,508	5,528	0.47%
Cloudera, Inc.
Software	Second Lien(2)(6)	SOFR(M)	+	6.00%	9.74%	10/2022	10/2029	7,900	7,091	5,443	0.46%
Smile Doctors LLC
Healthcare	First Lien(2)(6)(8)	SOFR(S)	+	5.90%	9.63%	05/2022	12/2028	3,737	3,726	3,650
	First Lien(2)(6)(8)	SOFR(S)	+	5.90%	9.63%	05/2022	12/2028	1,100	1,091	1,074
	First Lien(8)	SOFR(S)	+	5.90%	9.63%	06/2023	12/2028	560	556	547
								5,397	5,373	5,271	0.45%
Next Holdco, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	8.89%	11/2023	11/2030	5,169	5,144	5,169	0.44%
Foreside Financial Group, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.14%	10/2024	10/2029	4,404	4,404	4,404
	First Lien(8)	SOFR(Q)	+	5.25%	9.14%	10/2024	10/2029	526	524	526
	First Lien(4)(8)	SOFR(Q)	+	5.25%	9.14%	10/2024	10/2029	125	125	125
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.14%	10/2024	10/2029	23	28	23
									5,081	5,078	0.43%
Centegix Intermediate II, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.64%	08/2025	08/2032	3,266	3,251	3,249
	First Lien(8)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.64%	08/2025	08/2032	531	528	529
	First Lien(8)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.64%	08/2025	08/2032	410	409	408
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.17%	08/2025	08/2032	338	336	336
	First Lien(4)(7)(8)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.64%	03/2026	08/2032	169	168	168
									4,692	4,690	0.40%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	6.24%	10.06%	04/2025	03/2028	$4,706	$4,692	$4,632	0.39%
TigerConnect, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.06%	11/2024	08/2029	2,337	2,325	2,314
	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.06%	08/2025	08/2029	2,045	2,033	2,025
	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.06%	11/2024	08/2029	113	113	112
									4,471	4,451	0.38%
Pathway Vet Alliance LLC
Consumer Services	First Lien(4)(7)	SOFR(Q)	+	5.00%	8.66%	04/2025	06/2028	4,006	4,019	4,024	0.34%
KENG Acquisition, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.16%	08/2023	08/2029	1,810	1,797	1,797
	First Lien(8)	SOFR(Q)	+	4.50%	8.16%	08/2023	08/2029	1,385	1,375	1,375
	First Lien(8)	SOFR(Q)	+	4.50%	8.16%	07/2024	08/2029	391	389	388
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.16%	01/2025	08/2029	65	64	64
									3,625	3,624	0.31%
DT1 Midco Corp.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	8.90%	02/2026	12/2031	2,039	2,039	2,039
	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	8.90%	06/2025	12/2031	1,509	1,503	1,509
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.25%	8.90%	06/2025	12/2031	36	36	36
									3,578	3,584	0.30%
LogRhythm, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)*	+	1.12% +6.38%/PIK	11.16%	07/2024	07/2029	4,231	4,189	3,575	0.30%
Fortis Solutions Group, LLC
Packaging	First Lien(8)	SOFR(Q)	+	5.50%	9.33%	06/2022	10/2028	1,452	1,451	1,452
	First Lien(8)	SOFR(Q)	+	5.50%	9.33%	06/2022	10/2028	1,182	1,181	1,182
	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.33%	06/2022	10/2028	371	371	371
									3,003	3,005	0.25%
Zone Climate Services, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	6.00%	9.83%	10/2023	03/2028	2,406	2,401	2,399
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	9.53%	11/2023	03/2028	311	311	305
	First Lien(8)	SOFR(Q)	+	6.00%	9.88%	11/2023	03/2028	277	277	277
									2,989	2,981	0.25%
EAB Global, Inc.
Education	First Lien(2)(6)	SOFR(M)	+	3.00%	6.64%	06/2026	08/2030	2,035	1,738	1,839	0.16%
KPSKY Acquisition Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.25%	06/2022	10/2028	1,718	1,711	1,574
	First Lien(8)	SOFR(Q)	+	5.75%	9.51%	11/2023	10/2028	19	19	17
									1,730	1,591	0.13%
DOCS, MSO, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	8.84%	06/2022	06/2028	1,575	1,574	1,575	0.13%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Nelipak Holding Company
Packaging	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	9.23%	04/2026	03/2031	$1,568	$1,556	$1,568	0.13%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.14%	07/2025	02/2028	1,344	1,344	1,344
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.50%	8.14%	07/2025	02/2028	93	93	93
	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.14%	07/2025	02/2028	69	69	69
									1,506	1,506	0.13%
RealPage, Inc.
Software	First Lien(4)(7)	SOFR(Q)	+	3.75%	7.48%	03/2026	04/2028	1,378	1,299	1,299	0.11%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	8.39%	07/2024	10/2028	1,102	1,098	1,089	0.09%
KWOR Intermediate I, LLC (15)
KWOR Acquisition, Inc.
Business Services	Subordinated(8)	SOFR(Q)*	+	8.00%/PIK	11.67%	02/2025	02/2030	435	435	435
	First Lien(2)(6)(8)	SOFR(Q)*	+	1.00% +5.25%/PIK	9.92%	02/2025	02/2030	410	410	410
									845	845	0.07%
Riskonnect Parent, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.49%	11/2025	12/2028	449	447	449	0.04%
Total Funded Debt Investments - United States									$1,965,996	$1,944,931	164.53%
Funded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	7.00%	10.76%	02/2024	02/2030	$12,113	$12,012	$12,113
	First Lien(8)	SOFR(M)	+	7.00%	10.73%	02/2024	02/2030	6,886	6,862	6,886
									18,874	18,999	1.61%
Accelya Lux Finco S.a r.l.**
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	8.98%	09/2025	10/2032	9,505	9,330	9,053	0.77%
Cleanova US Holdings, LLC**
Business Products	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.41%	05/2025	06/2032	7,790	7,556	7,646	0.65%
Total Funded Debt Investments - United Kingdom									$35,760	$35,698	3.03%
Funded Debt Investments - France
Datheos Bidco**
Business Services	First Lien(4)(7)(8)(18)	EURIBOR(Q)	+	5.00%	7.29%	12/2025	12/2032	€24,911	29,081	28,277	2.39%
Total Funded Debt Investments - France									$29,081	$28,277	2.39%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.16%	06/2025	12/2029	$3,973	$3,965	$3,893
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.16%	12/2022	12/2029	3,393	3,364	3,325
	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.16%	12/2023	12/2029	1,322	1,313	1,295
									8,642	8,513	0.72%
Adelaide Borrower, LLC**
Business Services	First Lien(8)	SOFR(Q)	+	6.00%	9.73%	05/2024	05/2030	4,780	4,747	4,748
	First Lien(8)(9) - Drawn	SOFR(Q)	+	6.00%	9.74%	05/2024	05/2030	53	55	53
									4,802	4,801	0.41%
Total Funded Debt Investments - Australia									$13,444	$13,314	1.13%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First Lien(4)(7)(8)	SOFR(S)*	+	3.50% +2.00%/PIK	9.08%	06/2025	07/2031	$10,989	$10,989	$10,989
	First Lien(4)(7)(8)	SOFR(S)*	+	3.50% + 2.00%/PIK	9.24%	06/2025	07/2031	607	607	607
									11,596	11,596	0.98%
Total Funded Debt Investments - Jersey									$11,596	$11,596	0.98%
Funded Debt Investments - Switzerland
Matterhorn Finco, Inc.**
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.23%	03/2026	03/2033	$7,982	$7,944	$7,943	0.67%
Total Funded Debt Investments - Switzerland									$7,944	$7,943	0.67%
Structured Financing Obligation - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligations(8)	SOFR(Q)	+	7.00%	10.66%	11/2024	01/2037	$1,996	$1,996	$1,971	0.17%
Total Structured Financing Obligation - United States									$1,996	$1,971	0.17%
Total Funded Debt Investments									$2,065,817	$2,043,730	172.90%
Equity - United States
HIG Intermediate, Inc. (14)
Business Services	Series A preferred shares (8)	Fixed(Q)		10.50%	10.50%	12/2024	—	14,558	$14,448	$14,558	1.23%
Portage Point Partners, LP
Financial Services & Technology	Preferred shares (5)(8)	Fixed(S)		14.00%	14.00%	09/2024	—	33,746	3,341	3,375
	Class B common units (5)(8)	—		—	—	09/2024	—	1,366	5,883	6,775
									9,224	10,150	0.86%
Eclipse Topco, Inc. (12)
Financial Services & Technology	Preferred shares (8)	Fixed(S)*		12.50%/PIK	12.50%	09/2024	—	461	3,937	3,966	0.33%
Jawbreaker Topco, L.P. (17)
Software	Class A-1 common units (8)	—		—	—	01/2026	—	69,708	697	697	0.06%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Knockout Intermediate Holdings I Inc. (16)
Software	Preferred shares (8)	SOFR(S)*	+	10.75%/PIK	14.60%	06/2022	—	433	$740	$484	0.04%
KWOR TopCo I, LLC (15)
KWOR Intermediate I, LLC (15)
Business Services	Preferred shares (8)	SOFR(Q)*	+	8.00%/PIK	11.67%	02/2025	—	250	293	227
	Class A-1 common units (8)	—		—	—	02/2025	—	234	245	—
									538	227	0.02%
FS WhiteWater Holdings, LLC (13)
Consumer Services	Class B preferred units (8)	Fixed(A)*		20.00%/PIK	20.00%	10/2024	—	1,396	219	219	0.02%
Panzura Holdings, LLC (11)
Software	Class N-3 common units (3)(8)	—		—	—	02/2025	—	90,351	480	—	—%
Total Shares - United States									$30,283	$30,301	2.56%
Total Shares									$30,283	$30,301	2.56%
Total Funded Investments									$2,096,100	$2,074,031	175.46%
Unfunded Debt Investments - United States
FS WhiteWater Holdings, LLC (13)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—		—	—	06/2026	06/2028	$7,289	$—	$—
	First Lien(8)(9) - Undrawn	—		—	—	06/2026	12/2029	2,430	(12)	—
	First Lien(8)(9) - Undrawn	—		—	—	12/2025	12/2027	307	—	—
									(12)	—	—%

Associations Finance, Inc.
Associations, Inc.	First Lien(8)(9) - Undrawn	—		—	—	05/2024	07/2028	1,000	—	—
Business Services	First Lien(8)(9) - Undrawn	—		—	—	05/2024	07/2028	1,705	—	—
									—	—	—%

Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—		—	—	12/2024	12/2026	693	—	—
	First Lien(8)(9) - Undrawn	—		—	—	02/2024	10/2028	536	(2)	—
									(2)	—	—%
KWOR Intermediate I, LLC (15)
KWOR Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—		—	—	02/2025	02/2027	249	—	—
	First Lien(8)(9) - Undrawn	—		—	—	02/2025	02/2030	188	—	—
									—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Project Accelerate Parent, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2031	$806	$(3)	$—	—%
Firebird Acquisition Corp, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	01/2025	02/2027	2,385	—	—
	First Lien(8)(9) - Undrawn	—	—	—	01/2025	02/2032	1,761	(4)	—
								(4)	—	—%
AAH Topco, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	03/2025	03/2027	7,013	—	—	—%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2024	11/2026	29	—	—
	First Lien(8)(9) - Undrawn	—	—	—	11/2024	11/2031	263	(2)	—
								(2)	—	—%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	913	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	1,086	(4)	—
								(4)	—	—%
ComPsych Investments Corp.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2027	3,507	(8)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	09/2022	10/2029	1,480	(10)	—	—%
Databricks, Inc.
Software	First Lien(9) - Undrawn	—	—	—	12/2025	01/2028	21,489	—	—	—%
DOCS, MSO, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2028	282	—	—	—%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	01/2024	01/2030	1,697	(19)	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	10/2024	10/2029	558	(6)	—	—%
GHX Ultimate Parent Corporation
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	02/2025	02/2033	2,612	(16)	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2024	09/2028	3,146	(9)	—	—%
DT1 Midco Corp.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	06/2025	04/2027	5,044	—	—
	First Lien(8)(9) - Undrawn	—	—	—	06/2025	12/2030	976	(3)	—
								(3)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Kele Holdco, Inc.
Distribution & Logistics	First Lien(8)(9) - Undrawn	—	—	—	07/2025	02/2028	$62	$—	$—	—%
Sierra Enterprises, LLC
Food & Beverage	First Lien(8)(9) - Undrawn	—	—	—	05/2025	05/2030	1,819	(11)	—	—%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	4,727	(18)	—	—%
Next Holdco, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2029	339	(1)	—	—%
Pioneer Buyer I, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	11/2025	11/2029	3,385	—	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(8)(9) - Undrawn	—	—	—	04/2026	04/2028	2,331	(6)	—
	First Lien(8)(9) - Undrawn	—	—	—	11/2022	04/2030	305	(5)	—
								(11)	—	—%
RailPros Parent, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2025	05/2027	1,258	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2025	05/2032	899	(4)	—
								(4)	—	—%
SIG Parent Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2026	02/2028	7,229	—	—	—%
HP TLE Buyer, Inc.
Education	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2032	2,406	(10)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	10/2023	10/2030	1,229	(8)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2027	1,886	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	06/2029	503	(2)	—
								(2)	—	—%
CentralSquare Technologies, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2030	2,205	(18)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2026	301	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	12/2029	1,358	(2)	—
								(2)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Vessco Midco Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2025	05/2028	$3,425	$—	$—
	First Lien(2)(6)(8)(9) - Undrawn	—	—	—	11/2025	07/2026	5	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	122	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2031	2,546	(9)	—
								(9)	—	—%
YLG Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	04/2025	11/2026	182	(1)	—
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	12/2030	1,659	—	—
								(1)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2024	05/2028	2	—	—	—%
Galway Borrower LLC
Business Services	First Lien(9) - Undrawn	—	—	—	02/2026	09/2028	222	(1)	(1)
	First Lien(9) - Undrawn	—	—	—	02/2026	02/2028	649	—	(1)
								(1)	(2)	(0.00)%
PROS Parent, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2032	1,958	(2)	(2)	(0.00)%
Zone Climate Services, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2023	03/2028	133	(1)	(2)	(0.00)%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	09/2023	09/2029	626	(4)	(3)	(0.00)%
AWP Group Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	04/2026	12/2032	1,005	(4)	(4)	(0.00)%
Victors Purchaser, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2027	1,161	—	(2)
	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2032	1,993	(5)	(2)
								(5)	(4)	(0.00)%
Archduke Buyer, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2032	888	(4)	(4)	(0.00)%
Bullhorn, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	05/2024	10/2029	683	—	(5)	(0.00)%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	08/2022	08/2029	277	(3)	(5)	(0.00)%
Centegix Intermediate II, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2025	08/2032	225	(1)	(1)
	First Lien(8)(9) - Undrawn	—	—	—	03/2026	03/2028	828	—	(4)
								(1)	(5)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
DigiCert, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2030	$749	$(5)	$(6)	(0.00)%
LF Parent Co, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2026	05/2028	1,336	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2026	05/2033	1,169	(6)	(6)
								(6)	(6)	(0.00)%
Jeppesen Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	10/2025	11/2032	2,710	(7)	(7)	(0.00)%
IEM New Sub 2, LLC
Business Products	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2027	2,955	—	(7)	(0.00)%
Vehlo Purchaser, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2025	05/2028	2,041	(6)	(8)	(0.00)%
Superman Holdings, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	3,115	(6)	(8)	(0.00)%
Supernova Intermediate Pty Ltd
Software	First Lien(8)(9) - Undrawn	—	—	—	05/2026	05/2029	8,898	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2026	05/2033	3,646	(9)	(9)
								(9)	(9)	(0.00)%
Acumatica Holdings, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2032	3,148	—	(10)	(0.00)%
Wrench Group LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	10/2025	09/2027	1,071	—	(5)
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	09/2031	1,071	(5)	(5)
								(5)	(10)	(0.00)%
Low Voltage Holdings Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	04/2025	04/2032	1,358	(5)	(5)
	First Lien(8)(9) - Undrawn	—	—	—	04/2025	10/2027	1,834	—	(7)
								(5)	(12)	(0.00)%
KENG Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2023	08/2029	675	(4)	(5)
	First Lien(8)(9) - Undrawn	—	—	—	01/2025	01/2027	1,017	—	(7)
								(4)	(12)	(0.00)%
Coupa Holdings, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	02/2023	02/2029	899	(11)	(12)	(0.00)%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	08/2025	08/2031	467	(2)	(2)
	First Lien(8)(9) - Undrawn	—	—	—	08/2025	08/2027	2,074	—	(10)
								(2)	(12)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2032	$763	$(3)	$(4)
	First Lien(8)(9) - Undrawn	—	—	—	07/2025	01/2028	2,035	—	(10)
								(3)	(14)	(0.00)%
Jawbreaker Topco, L.P. (17)
Jawbreaker Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2026	01/2029	1,587	—	(8)
	First Lien(8)(9) - Undrawn	—	—	—	01/2026	01/2033	1,587	(7)	(8)
								(7)	(16)	(0.00)%
Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2032	1,120	(1)	(18)	(0.00)%
Diligent Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	08/2030	759	(3)	(20)	(0.00)%
Optimizely North America Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2024	10/2031	750	(3)	(20)	(0.00)%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	07/2024	10/2028	483	(2)	(6)
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2026	1,304	—	(15)
								(2)	(21)	(0.00)%
Businessolver.com, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2032	3,663	(8)	(9)
	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2027	5,198	—	(13)
								(8)	(22)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2030	1,221	(12)	(24)	(0.00)%
Maverick Bidco Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2031	1,028	(2)	(11)
	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2027	1,286	—	(14)
								(2)	(25)	(0.00)%
MRI Software LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2027	704	—	(12)
	First Lien(8)(9) - Undrawn	—	—	—	12/2023	02/2028	898	(4)	(15)
								(4)	(27)	(0.00)%
Pike Corporation
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2032	4,581	(11)	(11)
	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2028	6,871	—	(17)
								(11)	(28)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Model N, Inc.
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2031	$3,493	$(13)	$(29)	(0.00)%
Xactly Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2027	538	—	(30)	(0.00)%
Fetch, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	03/2026	03/2033	2,439	(12)	(12)
	First Lien(8)(9) - Undrawn	—	—	—	03/2026	09/2028	4,065	—	(20)
								(12)	(32)	(0.00)%
NC Topco, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	08/2024	09/2031	3,495	(13)	(35)	(0.00)%
PDQ.COM Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2027	1,456	—	(18)
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	10/2032	1,647	(11)	(20)
								(11)	(38)	(0.00)%
Eclipse Topco, Inc. (12)
Eclipse Buyer, Inc.
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	09/2024	09/2026	2,929	—	(43)	(0.00)%
Meta Buyer LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2031	3,696	(18)	(18)
	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2027	5,763	—	(29)
								(18)	(47)	(0.00)%
Anaplan, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2025	06/2028	2,460	—	(48)	(0.00)%
Safety Borrower Holdings LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	10/2024	12/2032	2,749	—	(17)
	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2027	5,371	—	(34)
								—	(51)	(0.00)%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	05/2024	06/2030	3,189	(16)	(51)	(0.01)%
Lighthouse Buyer, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2031	1,575	(8)	(8)
	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2028	9,846	—	(49)
								(8)	(57)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	10/2025	07/2027	$25	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	07/2027	966	—	(5)
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2032	2,879	(13)	(14)
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	07/2027	3,868	—	(19)
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	07/2027	3,774	—	(19)
								(13)	(57)	(0.01)%
Bonterra LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2025	03/2032	807	(2)	(19)
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2027	1,793	—	(41)
								(2)	(60)	(0.01)%
LogRhythm, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2029	420	(4)	(65)	(0.01)%
MedX Holdings, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2032	1,037	(4)	(21)
	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2027	2,424	—	(48)
								(4)	(69)	(0.01)%
Brave Parent Holdings, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2030	2,113	(4)	(70)	(0.01)%
iCIMS, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2022	08/2028	1,154	(10)	(73)	(0.01)%
Einstein Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2025	01/2031	3,560	(27)	(85)	(0.01)%
OEConnection LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2028	2,777	—	(38)
	First Lien(8)(9) - Undrawn	—	—	—	04/2024	12/2032	3,472	(11)	(48)
								(11)	(86)	(0.01)%
Vamos Bidco, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2025	01/2032	1,300	(7)	(28)
	First Lien(8)(9) - Undrawn	—	—	—	01/2025	02/2027	5,200	—	(111)
								(7)	(139)	(0.01)%
Viper Bidco, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	09/2025	09/2027	7,896	—	(172)	(0.02)%
Runway Bidco, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2031	3,633	(14)	(69)
	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2026	7,265	—	(139)
								(14)	(208)	(0.02)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
PetVet Care Centers, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	10/2023	11/2029	$1,709	$(17)	$(239)	(0.02)%
Diamondback Acquisition, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	09/2025	09/2032	2,722	(7)	(108)
	First Lien(8)(9) - Undrawn	—	—	—	09/2025	09/2027	6,097	—	(243)
								(7)	(351)	(0.03)%
Total Unfunded Debt Investments - United States								$(551)	$(2,525)	(0.21)%
Unfunded Debt Investments - Australia
Adelaide Borrower, LLC**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2030	$613	$(6)	$(4)
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	11/2027	1,048	—	(7)
								(6)	(11)	(0.00)%
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2022	12/2028	740	(3)	(15)	(0.00)%
Total Unfunded Debt Investments - Australia								$(9)	$(26)	(0.00)%
Unfunded Debt Investments - France
Datheos Bidco**
Business Services	First Lien(8)(9)(18) - Undrawn	—	—	—	12/2025	10/2029	€4,529	—	(32)	(0.00)%
Total Unfunded Debt Investments - France								$—	$(32)	(0.00)%
Unfunded Debt Investments - Switzerland
Matterhorn Finco, Inc.**
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2026	03/2033	$698	$(3)	$(3)
	First Lien(4)(7)(8)(9) - Undrawn	—	—	—	03/2026	03/2033	698	(3)	(3)
								$(6)	$(6)	(0.00)%
Total Unfunded Debt Investments - Switzerland								$(6)	$(6)	(0.00)%
Unfunded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2030	$3,874	$(29)	$—	—%
Total Unfunded Debt Investments - United Kingdom								$(29)	$—	—%
Total Unfunded Debt Investments								$(595)	$(2,589)	(0.21)%
Total Non-Controlled/Non-Affiliated Investments								$2,095,505	$2,071,442	175.25%
Total Investments								$2,095,505	$2,071,442	175.25%

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
June 30, 2026
(in thousands, except shares)
(unaudited)

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
(10)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (SONIA), the Euro Interbank Offered Rate (EURIBOR) and the alternative base rate (Base) and which resets Daily (D), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of June 30, 2026.
(11)The Company holds Class N-3 common units in Panzura Holdings, LLC and a first lien term loan in Panzura, LLC, a wholly-owned subsidiary of Panzura Holdings, LLC.
(12)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $3,966.
(13)The Company holds Class B preferred units in FS WhiteWater Holdings, LLC and a first lien term loan and three first lien delayed draws in FS WhiteWater Borrower, LLC, a wholly-owned subsidiary of FS WhiteWater Holdings, LLC. The Company's Class B preferred units are entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $219.
(14)The Company holds Series A preferred shares in HIG Intermediate, Inc. and a first lien term loan and a first lien delayed draw in HIG Operations Holdings, Inc., a wholly-owned subsidiary of HIG Intermediate, Inc.
(15)The Company holds Class A-1 common units in KWOR TopCo I, LLC and preferred equity and subordinated notes in KWOR Intermediate I, LLC, a wholly-owned subsidiary of KWOR TopCo I, LLC. The Company also holds a first lien term loan, a first lien delayed draw and a first lien revolver in KWOR Acquisition, Inc., a wholly-owned subsidiary of KWOR Intermediate I, LLC. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $293.
(16)The Company's preferred equity investment in Knockout Intermediate Holdings I, Inc. is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2026, the Company's stated value of its share plus unpaid compounded dividends was $743.
(17)The Company holds Class A-1 common units in Jawbreaker Topco, L.P. and a first lien term loan, first lien delayed draws and first lien revolver in Jawbreaker Parent, Inc., a partially-owned subsidiary of Jawbreaker Topco, L.P.
(18)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of June 30, 2026, the par value U.S. dollar equivalent of the Packaging Coordinators Midco, Inc. first lien delayed draw is $850 and the Datheos Bidco first lien term loan and undrawn delayed draw term loan are $28,454 and $5,173, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
(19)Par amount is denominated in United States Dollar unless otherwise noted, which may include British Pound ("£") and/or Euro ("€").
*    All or a portion of interest contains payment in kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2026, 5.46% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.

ADDITIONAL INFORMATION

Foreign Currency Forward Contracts
Counterparty	Currency Purchased	Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Bank National Association	$4,391	€3,737	7/31/2026	$123
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(unaudited)

June 30, 2026
Investment Type	Percent of Total Investments at Fair Value
First lien	95.21%
Second lien	2.46%
Subordinated	0.77%
Structured finance obligations	0.10%
Equity and other	1.46%
Total investments	100.00%

June 30, 2026
Industry Type	Percent of Total Investments at Fair Value
Business Services	35.95%
Software	29.54%
Financial Services & Technology	13.00%
Healthcare	9.55%
Consumer Services	5.29%
Education	2.06%
Distribution & Logistics	1.67%
Business Products	1.10%
Packaging	1.05%
Food & Beverage	0.69%
Investment Fund	0.10%
Total investments	100.00%

June 30, 2026
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	97.40%
Fixed rates	2.60%
Total investments	100.00%
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

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Smile Doctors LLC
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.90%	9.84%	05/2022	12/2028	$3,757	$3,743	$3,660
	First Lien(2)(6)(8)	SOFR(Q)	+	5.90%	9.84%	05/2022	12/2028	1,106	1,095	1,077
	First Lien(8)	SOFR(Q)	+	5.90%	9.84%	06/2023	12/2028	563	558	548
									5,396	5,285	0.44%
Next Holdco, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.09%	11/2023	11/2030	5,196	5,169	5,196	0.43%
Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	6.24%	10.25%	04/2025	03/2028	4,706	4,691	4,706	0.39%
TigerConnect, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.25%	11/2024	08/2029	2,337	2,325	2,337
	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.25%	08/2025	08/2029	2,045	2,030	2,045
	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.25%	11/2024	08/2029	113	113	113
									4,468	4,495	0.37%
Pathway Vet Alliance LLC
Consumer Services	First Lien(4)(7)	SOFR(Q)	+	5.00%	8.84%	04/2025	06/2028	4,006	4,023	4,044	0.34%
LogRhythm, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	7.50%	11.34%	07/2024	07/2029	4,196	4,149	3,994	0.33%
KENG Acquisition, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.34%	08/2023	08/2029	1,820	1,804	1,820
	First Lien(8)	SOFR(Q)	+	4.50%	8.34%	08/2023	08/2029	1,392	1,381	1,392
	First Lien(8)	SOFR(Q)	+	4.50%	8.34%	07/2024	08/2029	393	391	393
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.34%	01/2025	08/2029	65	65	65
									3,641	3,670	0.30%
Centegix Intermediate II, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.88%	08/2025	08/2032	3,214	3,199	3,198
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.31%	08/2025	08/2032	319	317	317
									3,516	3,515	0.29%
DOCS, MSO, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	9.63%	06/2022	06/2028	2,928	2,928	2,928
	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	9.57%	02/2025	06/2028	394	392	394
									3,320	3,322	0.28%

Fortis Solutions Group, LLC
Packaging	First Lien(8)	SOFR(Q)	+	5.50%	9.27%	06/2022	10/2028	1,460	1,458	1,460
	First Lien(8)	SOFR(Q)	+	5.50%	9.27%	06/2022	10/2028	1,188	1,187	1,188
	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.27%	06/2022	10/2028	373	373	373
									3,018	3,021	0.25%

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

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity / Expiration Date	Principal Amount, Par Value or Shares (18)	Cost	Fair Value	Percent of Members' Capital

Portage Point Partners, LP
Financial Services & Technology	Preferred shares (5)(8)	Fixed(S)		14.00%	14.00%	09/2024	—	77,399	$7,663	$7,740
	Class B common units (5)(8)	—		—	—	09/2024	—	667	2,415	3,047
									10,078	10,787	0.89%
Eclipse Topco, Inc. (12)
Financial Services & Technology	Preferred shares (8)	Fixed(S)*		12.50%/PIK	12.50%	09/2024	—	461	5,361	5,413	0.45%
Knockout Intermediate Holdings I Inc. (16)
Software	Preferred shares (8)	SOFR(S)*	+	10.75%/PIK	14.35%	06/2022	—	433	690	693	0.06%
KWOR TopCo I, LLC (15)
KWOR Intermediate I, LLC (15)
Business Services	Preferred shares (8)	SOFR(Q)*	+	8.00%/PIK	11.82%	02/2025	—	250	276	276
	Class A-1 common units (8)	—		—	—	02/2025	—	234	245	133
									521	409	0.03%
FS WhiteWater Holdings, LLC (13)
Consumer Services	Class B preferred units (8)	Fixed(A)*		20.00%/PIK	20.00%	10/2024	—	1,396	219	219	0.02%
Panzura Holdings, LLC (11)
Software	Class N-3 common units (3)(8)	—		—	—	09/2023	—	90,351	480	100	0.01%
Total Shares - United States									$31,797	$32,179	2.67%
Total Shares									$31,797	$32,179	2.67%
Total Funded Investments									$2,006,971	$2,007,421	166.34%
Unfunded Debt Investments - United States
OEConnection LLC
Business Services	First Lien(9) - Undrawn	—		—	—	12/2024	12/2028	$2,777	$—	$5
	First Lien(9) - Undrawn	—		—	—	04/2024	12/2032	3,472	(11)	—
									(11)	5	0.00%
FS WhiteWater Holdings, LLC (13)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—		—	—	12/2025	12/2027	5,258	—	—
	First Lien(8)(9) - Undrawn	—		—	—	03/2025	03/2027	97	—	—
									—	—	—%

Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(8)(9) - Undrawn	—		—	—	05/2024	07/2028	1,211	—	—
	First Lien(8)(9) - Undrawn	—		—	—	05/2024	07/2028	1,705	(1)	—
									(1)	—	—%

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
(12)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of its equity investment plus unpaid compounded dividends was $5,407.
(13)The Company holds preferred equity in FS WhiteWater Holdings, LLC and a first lien term loan and a first lien delayed draw in FS WhiteWater Borrower, LLC, a wholly-owned subsidiary of FS WhiteWater Holdings, LLC. The Company's Class B preferred units are entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of its equity investment plus unpaid compounded dividends was $219.
(14)The Company holds preferred equity in HIG Intermediate, Inc. and a first lien term loan and a first lien delayed draw in HIG Operations Holdings, Inc., a wholly-owned subsidiary of HIG Intermediate, Inc.
(15)The Company holds Class A-1 common units in KWOR TopCo I, LLC and preferred equity and subordinated notes in KWOR Intermediate I, LLC, a wholly-owned subsidiary of KWOR Intermediate I, LLC. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that are calculated using the stated value of the company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of its share plus unpaid compounded dividends was $276.
(16)The Company's preferred equity investment in Knockout Intermediate Holdings I Inc. is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of its share plus unpaid compounded dividends was $694.
(17)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of December 31, 2025, the par value U.S. dollar equivalent of the Packaging Coordinators Midco, Inc. first lien delayed draw is $871 and the Datheos Bidco first lien term loan and undrawn delayed draw term loan are $29,259 and $5,320, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
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
June 30, 2026
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
As of June 30, 2026, the Company's top five industry concentrations were business services, software, financial services & technology, healthcare and consumer services.
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
Foreign currency forward contracts are agreements to exchange one currency for another at a specified exchange rate on a specified future date. The Company enters into foreign currency forward contracts to manage its exposure to fluctuations in foreign exchange rates on investments denominated in non-U.S. currencies. The foreign currency forward contract is not designated as a hedging instrument in a qualifying hedge accounting relationship. Changes in fair value of the derivative contract are recorded as changes in unrealized appreciation (depreciation) of derivative instruments on the Company’s Consolidated Statements of Operations. Net realized gains and losses on derivative assets and derivative liabilities that are not designated in a qualifying hedge accounting relationship are included in net realized gains (losses) on derivative instruments in the Consolidated Statements of Operations. The fair value of the foreign currency forward contract is included as a component of "Derivative asset at fair value" on the Company’s Consolidated Statements of Assets and Liabilities.
The Company elected not to offset derivative assets and liabilities and cash collateral held with the same counterparty where it has a legally enforceable master netting agreement.
Refer to Note 4. Fair Value for more information on derivative instruments.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2026 and December 31, 2025. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2026, the Company recognized PIK interest from investments of $1,513 and $2,471, respectively, and PIK dividends from investments of $181 and $391, respectively. For the three and six months ended June 30, 2025, the Company recognized PIK interest from investments of $1,105 and $2,214, respectively, and PIK dividends from investments of $191 and $377, respectively.
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

Fee income: Fee income represents delayed compensation, revolver fees, amendment fees, upfront fees, consent fees, ticking fees and other miscellaneous fees received which are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
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
For the three and six months ended June 30, 2026, the Company recognized total current income tax expenses of approximately $32 and $193, respectively, and total deferred income tax provision of approximately $92 and $175, respectively, for the Company's consolidated subsidiaries. For the three and six months ended June 30, 2025, the Company recognized total current income tax expenses of approximately $86 and $165, respectively, and total deferred income tax provision of approximately $56 and $175, respectively, for the Company's consolidated subsidiaries.
As of June 30, 2026 and December 31, 2025, the Company had $608 and $434, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for the U.S. federal income tax purposes as compared to GAAP.
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
Earnings per Unit—The Company's earnings per unit ("EPU") amounts have been computed based on the weighted-average number of Units outstanding for the period. Basic EPU is computed by dividing net increase (decrease) in members' capital resulting from operations by the weighted average number of Units outstanding during the period of computation. Diluted EPU is computed by dividing net increase (decrease) in members' capital resulting from operations by the weighted average number of Units assuming all potential Units had been issued, and the related net impact to members' capital accounted for, and the additional Units were dilutive. Diluted EPU reflects the potential dilution, using the as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised.
Foreign securities—The accounting records of the Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Company isolates that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with "Net change in unrealized appreciation (depreciation) of foreign currency" and "Net realized gains (losses) of foreign currency" in the Company's Consolidated Statements of Operations.
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
Note 3. Investments
At June 30, 2026, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,992,407	$1,972,247
Second lien	54,886	50,934
Subordinated	15,933	15,989
Structured finance obligations	1,996	1,971
Equity and other	30,283	30,301
Total investments	$2,095,505	$2,071,442

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$744,431	$744,840
Software	629,419	611,924
Financial Services & Technology	269,174	269,422
Healthcare	197,950	197,825
Consumer Services	112,580	109,495
Education	45,454	42,647
Distribution & Logistics	34,500	34,549
Business Products	22,678	22,758
Packaging	23,191	21,782
Food & Beverage	14,132	14,229
Investment Fund	1,996	1,971
Total investments	$2,095,505	$2,071,442
At December 31, 2025, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,903,658	$1,902,905
Second lien	53,838	54,485
Subordinated	15,076	15,292
Structured finance obligations	1,996	2,024
Equity and other	31,797	32,179
Total investments	$2,006,365	$2,006,885
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$726,148	$728,407
Software	580,568	579,937
Financial Services & Technology	284,631	286,135
Healthcare	211,425	212,182
Consumer Services	100,777	100,315
Education	43,620	42,639
Business Products	23,306	23,582
Food & Beverage	14,192	14,180
Packaging	12,851	10,583
Distribution & Logistics	6,851	6,901
Investment Fund	1,996	2,024
Total investments	$2,006,365	$2,006,885
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of June 30, 2026:

	Total	Level I	Level II	Level III
First lien	$1,972,247	$—	$108,673	$1,863,574
Second lien	50,934	—	21,057	29,877
Subordinated	15,989	—	—	15,989
Structured finance obligations	1,971	—	—	1,971
Equity and other	30,301	—	—	30,301
Total investments	$2,071,442	$—	$129,730	$1,941,712
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2025:

	Total	Level I	Level II	Level III
First lien	$1,902,905	$—	$116,070	$1,786,835
Second lien	54,485	—	9,930	44,555
Subordinated	15,292	—	—	15,292
Structured finance obligations	2,024	—	—	2,024
Equity and other	32,179	—	—	32,179
Total investments	$2,006,885	$—	$126,000	$1,880,885

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2026, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2026:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, March 31, 2026	$1,922,102	$1,835,477	$35,865	$15,560	$1,968	$33,232
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(120)	(164)	—	—	—	44
Net change in unrealized appreciation (depreciation) of investments	2,053	1,040	1,705	—	3	(695)
Purchases, including capitalized PIK and revolver fundings (1)	122,250	117,988	—	429	—	3,833
Proceeds from sales and paydowns of investments (1)	(92,261)	(86,148)	—	—	—	(6,113)
Transfers into Level III (2)	17,724	9,651	8,073	—	—	—
Transfers out of Level III (2)	(30,036)	(14,270)	(15,766)	—	—	—
Fair Value, June 30, 2026	$1,941,712	$1,863,574	$29,877	$15,989	$1,971	$30,301
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$2,030	$1,017	$1,705	$—	$3	$(695)

(1)     Includes non-cash reorganizations and restructurings.
(2)    As of June 30, 2026, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarterly period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, March 31, 2025	$1,465,584	$1,400,697	$17,142	$14,111	$1,996	$31,638
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(7)	(7)	—	—	—	—
Net change in unrealized appreciation (depreciation) of investments	(651)	(576)	(78)	45	10	(52)
Purchases, including capitalized PIK and revolver fundings	140,767	140,039	—	374	—	354
Proceeds from sales and paydowns of investments	(83,890)	(83,649)	—	—	—	(241)
Transfers into Level III (1)	35,467	16,956	18,511	—	—	—
Transfers out of Level III (1)	(4,949)	(4,949)	—	—	—	—
Fair Value, June 30, 2025	$1,552,321	$1,468,511	$35,575	$14,530	$2,006	$31,699
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(684)	$(609)	$(78)	$45	$10	$(52)

(1)     As of June 30, 2025, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarterly period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2026, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2026:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, December 31, 2025	$1,880,885	$1,786,835	$44,555	$15,292	$2,024	$32,179
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(648)	(692)	—	—	—	44
Net change in unrealized appreciation (depreciation) of investments	(15,520)	(16,048)	1,081	(152)	(53)	(348)
Purchases, including capitalized PIK and revolver fundings (1)	208,551	202,322	844	849	—	4,536
Proceeds from sales and paydowns of investments (1)	(157,033)	(150,923)	—	—	—	(6,110)
Transfers into Level III (2)	74,352	56,350	18,002	—	—	—
Transfers out of Level III (2)	(48,875)	(14,270)	(34,605)	—	—	—
Fair Value, June 30, 2026	$1,941,712	$1,863,574	$29,877	$15,989	$1,971	$30,301
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(19,769)	$(17,415)	$(1,801)	$(152)	$(53)	$(348)

(1)     Includes non-cash reorganizations and restructurings.
(2)     As of June 30, 2026, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, December 31, 2024	$1,337,720	$1,272,214	$21,129	$13,420	$—	$30,957
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(469)	(478)	—	—	—	9
Net change in unrealized appreciation (depreciation) of investments	375	(383)	50	139	10	559
Purchases, including capitalized PIK and revolver fundings (1)	269,221	265,088	2,310	971	—	852
Proceeds from sales and paydowns of investments (1)	(129,170)	(128,492)	—	—	—	(678)
Transfers into Level III (2)	74,644	60,562	12,086	—	1,996	—
Fair Value, June 30, 2025	$1,552,321	$1,468,511	$35,575	$14,530	$2,006	$31,699
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(119)	$(877)	$50	$139	$10	$559

(1)     Includes non-cash reorganizations and restructurings.
(2)     As of June 30, 2025, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three and six months ended June 30, 2026 and June 30, 2025. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The Company invests in revolving credit facilities. These investments are generally categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2026 and December 31, 2025, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2026 and December 31, 2025, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2026 were as follows:

				Range
Type	Fair Value as of June 30, 2026	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,843,396	Market & income approach	EBITDA multiple	6.8x	25.0x	14.6x
			Revenue multiple	1.5x	10.0x	6.4x
			Discount rate	6.5%	57.3%	9.9%
	20,178	Other	N/A (2)	N/A	N/A	N/A
Second lien	29,877	Market & income approach	EBITDA multiple	10.0x	16.0x	13.6x
			Discount rate	10.0%	160.2%	19.8%
Subordinated	15,989	Market & income approach	EBITDA multiple	8.5x	18.0x	14.8x
			Discount rate	12.7%	14.6%	13.8%
Structured Finance Obligations	1,971	Income approach	Discount rate	11.1%	11.1%	11.1%
Equity and other	30,301	Market & income approach	EBITDA multiple	8.5x	20.0x	16.7x
			Revenue multiple	1.5x	3.0x	2.3x
			Discount rate	11.1%	26.8%	13.0%
	$1,941,712

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
The UBS Credit Facility (as defined below) and the Wells Credit Facility (as defined below) are considered Level III securities. See Note 6. Borrowings for details.

The following are the principal amounts and fair values of the Company’s borrowings as of June 30, 2026 and December 31, 2025. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	June 30, 2026		December 31, 2025
	Principal Amount	Fair Value	Principal Amount	Fair Value
UBS Credit Facility	$314,000	$314,600	$394,000	$394,835
Wells Credit Facility (1)	619,341	616,575	422,166	423,826
Total	$933,341	$931,175	$816,166	$818,661

(1)As of June 30, 2026, the principal amount of the Wells Credit Facility was $619,341, which included £494 denominated in GBP and €21,174 denominated in EUR that has been translated to U.S. dollars. As of June 30, 2026, the fair value of the Wells Credit Facility was $616,575, which included £491 denominated in GBP and €21,058 denominated in EUR that has been translated to U.S. dollars. As of December 31, 2025, the principal amount of the Wells Credit Facility was $422,166, which included £494 denominated in GBP that has been translated to U.S. dollars. As of December 31, 2025, the fair value of the Wells Credit Facility was $423,826, which included £496 denominated in GBP that has been converted to U.S. dollars.
The Company's foreign currency forward contract with a notional amount of €3,737 is considered a Level II investment as of June 30, 2026. The unrealized depreciation of $20 and unrealized appreciation of $123 for the three and six months ended June 30, 2026, respectively, is included within net change in unrealized appreciation (depreciation) of derivative instruments in the Consolidated Statements of Operations.
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
For both the three and six months ended June 30, 2026 and June 30, 2025, there were no incentive fees waived by the Investment Adviser. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For both the three and six months ended June 30, 2026 and June 30, 2025, there were no reimbursements to the Investment Adviser pursuant to this provision.

The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the Company's outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Management fee	$3,476	$2,401	$6,951	$4,732
Less: management fee waiver	—	—	—	(21)
Net management fee	3,476	2,401	6,951	4,711
Income based incentive fee	$4,827	$4,048	$9,288	$7,860
Capital gains incentive fee	$—	$(916)	$—	$(1,298)
As of both June 30, 2026 and December 31, 2025, no incentive fees on capital gains were accrued or payable under the Investment Management Agreement by the Company, as both hypothetical and actual return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement"), under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Company's board of directors on February 11, 2026 for a period of 12 months commencing on March 1, 2026. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2026, approximately $287 and $575, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. For the three and six months ended June 30, 2025, approximately $311 and $571, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of June 30, 2026 and December 31, 2025, approximately $287 and $297, respectively, of indirect administrative expenses were included in payable to affiliates.
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
Note 6. Borrowings
BMO Subscription Line—On May 9, 2022, the Company entered into a Loan Authorization Agreement with BMO Bank N.A. (formerly known as BMO Harris Bank N.A., "BMO") (as amended from time to time, the "Loan Authorization Agreement"), which allowed the Company to borrow on a revolving credit basis an aggregate principal amount not exceeding $200,000 (the "BMO Subscription Line"). All outstanding borrowings under the BMO Subscription Line were due on BMO's demand within 15 business days or the earliest to occur on the date (x) 6 months after each advance date and (y) 30 days prior to the termination of the Investment Period, which varied throughout the period. The BMO Subscription Line was collateralized by the unfunded Capital Commitments of each of the Company's unitholders. All fees associated with the origination and amendment of the BMO Subscription Line were capitalized on the Consolidated Statements of Assets, Liabilities and Members' Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. On December 31, 2025, the BMO Subscription Line was terminated in connection with the final drawdown on Capital Commitments. From May 9, 2022 to December 31, 2025, the BMO Subscription Line bore interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.
For the three and six months ended June 30, 2025, interest expense was $169 and $297, respectively, and amortization of financing costs incurred on the BMO Subscription Line was $0 and $2, respectively. The weighted average interest rate and effective interest rate on the BMO Subscription Line for both the three and six months ended June 30, 2025 were 7.3% and 7.3%, respectively.
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

The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the UBS Credit Facility for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$4,482	$4,523	$9,083	$8,907
Non-usage fee	$107	$102	$201	$210
Amortization of financing costs	$142	$96	$285	$190
Weighted average interest rate	5.6%	6.7%	5.7%	6.7%
Effective interest rate	6.0%	7.0%	6.0%	7.0%
Average debt outstanding	$314,000	$268,104	$318,862	$265,318
As of June 30, 2026 and December 31, 2025, the outstanding balance on the UBS Credit Facility was $314,000 and $394,000, respectively, and GIV SPV was in compliance with the applicable covenants of the UBS Loan and Security Agreement on such dates.
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
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$7,976	$7,680	$15,135	$15,386
Non-usage fee	$206	$29	$443	$72
Amortization of financing costs	$446	$315	$873	$572
Weighted average interest rate	5.4%	6.4%	5.4%	6.5%
Effective interest rate	5.8%	6.7%	5.9%	6.8%
Average debt outstanding	$584,799	$476,962	$554,716	$471,096
As of June 30, 2026, the outstanding balance on the Wells Credit Facility was $619,341, which included £494 denominated in GBP and €21,174 denominated in EUR that has been translated to U.S. dollars. As of December 31, 2025, the outstanding balance on the Wells Credit Facility was $422,166, which included £494 denominated in GBP that has been translated to U.S. dollars. GIV Holdings was in compliance with the applicable covenants of the Wells Loan and Security Agreement on such dates.

    Leverage risk factors—The Company utilizes and may utilize leverage to the maximum extent permitted by applicable laws and regulations for investment and other general business purposes. The Company's lenders will have fixed dollar claims on certain assets that are superior to the claims of the Company's common unitholders, and the Company would expect such lenders to seek recovery against these assets in the event of a default. The use of leverage also magnifies the potential for gain or loss on amounts invested. Leverage may magnify interest rate risk (particularly on the Company's fixed-rate investments), which is the risk that the prices of portfolio investments will fall or rise if market interest rates for those types of securities rise or fall. As a result, leverage may cause greater changes in the Company's members' capital. Similarly, leverage may cause a sharper decline in the Company's income than if the Company had not borrowed. Such a decline could negatively affect the Company's ability to make distributions to its unitholders. Leverage is generally considered a speculative investment technique. The Company's ability to service any debt incurred will depend largely on financial performance and will be subject to prevailing economic conditions and competitive pressures.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2026, the Company had unfunded commitments on revolving credit facilities of $145,591, no outstanding bridge financing commitments, and other future funding commitments of $185,201, which included €4,529 denominated in EUR that has been translated to U.S. dollars. As of December 31, 2025, the Company had unfunded commitments on revolving credit facilities of $144,057, no outstanding bridge financing commitments, and other future funding commitments of $264,948, which included €4,529 denominated in EUR that has been translated to U.S. dollars. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the UBS Credit Facility and Wells Credit Facility as of June 30, 2026 and December 31, 2025. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of June 30, 2026 and December 31, 2025, the Company had commitment letters to purchase investments in the aggregate par amount of $27,795 and $50,888, respectively, which could require funding in the future.
Note 9. Members' Capital
There were no Units issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2026 and June 30, 2025.
The following table reflects the distributions declared on the Company's Units for the six months ended June 30, 2026.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 25, 2026	March 31, 2026	April 20, 2026	$0.207
June 25, 2026	June 30, 2026	July 20, 2026	0.228
			$0.435

The following table reflects the distributions declared on the Company's Units for the six months ended June 30, 2025.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 25, 2025	March 28, 2025	April 21, 2025	$0.267
June 23, 2025	June 27, 2025	July 21, 2025	0.286
			$0.553
Note 10. Earnings (Loss) Per Unit
The following information sets forth the computation of basic net increase (decrease) in the Company's members' capital per unit resulting from operations for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Earnings (Loss) per unit—basic & diluted
Numerator for basic & diluted earnings (loss) per unit:	$28,531	$17,969	$27,728	$37,423
Denominator for basic & diluted weighted average per unit:	120,834,931	80,974,363	120,834,931	80,974,363
Basic & diluted earnings (loss) per unit:	$0.24	$0.22	$0.23	$0.46

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2026 and June 30, 2025.

	Six Months Ended
	June 30, 2026	June 30, 2025
Per unit data(1):
Members' capital, December 31, 2025 and December 31, 2024, respectively	$9.99	$10.13
Net investment income (loss)	0.44	0.57
Net realized and unrealized gains (losses)	(0.21)	(0.11)
Total net increase (decrease)	0.23	0.46
Distributions declared to unitholders from net investment income	(0.44)	(0.55)
Members' capital, June 30, 2026 and June 30, 2025, respectively	$9.78	$10.04
Total return based on members' capital(2)	2.32%	4.60%
Units outstanding at end of period	120,834,931	80,974,363
Average weighted units outstanding for the period	120,834,931	80,974,363
Average members' capital for the period	$1,193,692	$818,969
Ratio to average members' capital:
Net investment income (loss)(3)	8.89%	11.29%
Total expenses, before waivers(3)	7.63%	9.73%
Total expenses, net of waivers(3)	7.63%	9.72%

Average debt outstanding—Wells Credit Facility(4)	$554,716	$471,096
Average debt outstanding—BMO Subscription Line	N/A	$8,257
Average debt outstanding—UBS Credit Facility	$318,862	$265,318
Asset coverage ratio	226.64%	204.73%
Portfolio turnover	7.03%	10.75%

Capital Commitments	$1,207,896	$1,207,896
Funded Capital Commitments	$1,207,896	$809,290
% of Capital Commitments funded	100.00%	67.00%

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
(4)Under the Wells Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2026, the Company had borrowings denominated in GBP of £494 and borrowings denominated in EUR of €21,174 that have been translated to U.S. dollars.
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
In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock ("ASU 2026-01"), which requires an issuer to initially measure paid-in-kind dividends on equity-classified preferred stock by multiplying the stated PIK dividend rate by the liquidation preference of the shares. The ASU addresses measurement only and does not change recognition requirements. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
Note 13. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker ("CODM") is the Company’s Chief Executive Officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in members' capital resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s unitholders. As the Company’s operations are comprised of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets, Liabilities and Members' Capital as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of New Mountain Guardian IV BDC, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian IV BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of June 30, 2026, the related consolidated statements of operations, and changes in members’ capital for the three-month and six-month periods ended June 30, 2026 and 2025, the consolidated statements of cash flows and financial highlights for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets, liabilities and members’ capital of the Company, including the consolidated schedule of investments as of December 31, 2025, and the related consolidated statements of operations, changes in members’ capital, cash flows, and financial highlights for the year then ended (not presented herein); and in our report dated March 4, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets, liabilities and members’ capital as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of assets, liabilities and members’ capital from which it has been derived.
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
August 11, 2026

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
•the general economy, including the effects of fluctuating interest and inflation rates on the industries in which we invest;
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
Forward-looking statements are identified by terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report on Form 10-Q.
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
As of June 30, 2026, our top five industry concentrations were business services, software, financial services & technology, healthcare and consumer services.
As of June 30, 2026, our members' capital was approximately $1,182.0 million and our portfolio had a fair value of approximately $2,071.4 million in 137 portfolio companies.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting estimates.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of June 30, 2026.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2026.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2026 we recognized PIK interest from investments of $1.5 million and $2.5 million, respectively, and PIK dividends from investments of $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2025 we recognized PIK interest from investments of $1.1 million and $2.2 million, respectively, and PIK dividends from investments of $0.2 million and $0.4 million, respectively.
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
We use an investment risk rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. As such, we assign each investment a composite score ("Risk Rating") based on two metrics – 1) Operating Performance and 2) Business Characteristics:
•Operating Performance assesses the health of the investment in context of its financial performance and the market environment it faces. The metric is expressed in Tiers of "4" to "1", with "4" being the best and "1" being the worst:
◦Tier 4 – Business performance is in-line with or above expectations
◦Tier 3 – Moderate business underperformance and/or moderate market headwinds
◦Tier 2 – Significant business underperformance and/or significant market headwinds
◦Tier 1 – Severe business underperformance and/or severe market headwinds
•Business Characteristics assesses the health of the investment in context of the underlying portfolio company's business and credit quality, the underlying portfolio company's current balance sheet, and the level of support from the equity sponsor. The metric is expressed on a qualitative scale of "A" to "C", with "A" being the best and "C" being the worst.
The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Green, Yellow, Orange and Red, with Green reflecting an investment that is in line with or above expectations and Red reflecting an investment performing materially below expectations. The mapping of the composite scores to these categories is below:
•Green – 4C, 3B, 2A, 4B, 3A, and 4A (e.g., Tier 4 for Operating Performance and C for Business Characteristics)
•Yellow – 3C, 2B, and 1A
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Ratings of our portfolio companies as of June 30, 2026:

(in millions)	As of June 30, 2026
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$2,016.6	96.2%	$2,000.0	96.5%
Yellow	74.7	3.6%	68.0	3.3%
Orange	4.2	0.2%	3.4	0.2%
Red	—	—%		—%
	$2,095.5	100.0%	$2,071.4	100.0%
As of June 30, 2026, all investments in our portfolio had a Green Risk Rating, with the exception of 6 portfolio companies that had a Yellow Risk Rating and 1 portfolio company that had an Orange Risk Rating.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $2,071.4 million in 137 portfolio companies at June 30, 2026 and approximately $2,006.9 million in 131 portfolio companies at December 31, 2025.
The following table shows our portfolio and investment activity for the six months ended June 30, 2026 and June 30, 2025:

	Six Months Ended
(in millions)	June 30, 2026	June 30, 2025
Investments in 48 and 55, respectively, new and existing portfolio companies	$219.5	$264.7
Debt repayments in existing portfolio companies	(119.6)	(155.0)
Sales of securities in 5 and 4 portfolio companies, respectively	(22.1)	(10.2)
Change in unrealized appreciation on 25 and 30 portfolio companies, respectively	4.6	2.2
Change in unrealized depreciation on 115 and 92 portfolio companies, respectively	(28.4)	(9.7)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.
Results of Operations for the Three Months Ended June 30, 2026 and June 30, 2025
Revenue

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Total interest income	$47.6	$41.9
Dividend income	1.2	0.9
Fee income	1.6	0.9
Total investment income	$50.4	$43.7
Our total investment income increased by approximately $6.7 million, or 16%, for the three months ended June 30, 2026 as compared to the same period in the prior year. For the three months ended June 30, 2026, total investment income of approximately $50.4 million consisted of approximately $44.1 million in cash interest from investments, approximately $1.5 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $2.0 million, approximately $1.2 million in dividends from investments and approximately $1.6 million in fee income.
The increase in interest income of approximately $5.7 million during the three months ended June 30, 2026 was primarily attributable to our increasing invested balances as compared to the same period in the prior year. Fee income during the three months ended June 30, 2026, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront fees received from 8 different portfolio companies and commitment fees.

Operating Expenses

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Management fee	$3.5	$2.4
Less: management fee waiver	—	—
Net management fee	3.5	2.4
Interest and other financing expenses	13.4	13.0
Income based incentive fee	4.8	4.0
Administrative expenses	0.8	0.7
Professional fees	0.4	0.4
Capital gains incentive fee	—	(0.9)
Other general and administrative expenses	0.2	0.1
Net expenses before income taxes	23.1	19.7
Income tax expense	—	0.1
Net expenses after income taxes	$23.1	$19.8
Our total net operating expenses increased by approximately $3.3 million for the three months ended June 30, 2026 as compared to the same period in the prior year. Our net management fee increased by approximately $1.1 million and our income based incentive fee increased by approximately $0.8 million for the three months ended June 30, 2026 as compared to the same period in the prior year. The increase in management fees and income based incentive fees over the three months ended June 30, 2026 as compared to the same period in the prior year was attributable to larger managed and invested capital balances. There were no capital gains incentive fees for the three months ended June 30, 2026. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than the cumulative amount in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized and distributions are greater than contributions.
Interest and other financing expenses increased by approximately $0.4 million during the three months ended June 30, 2026 as compared to the same period in the prior year, primarily due to higher average drawn balances on the UBS Credit Facility and Wells Credit Facility, offset by the refinancing of both our UBS Credit Facility and Wells Credit Facility to lower applicable spreads and lower SOFR rates, as well as the termination of the BMO Subscription Line.
Our total administrative expenses, professional fees and other general and administrative expenses remained relatively flat during the three months ended June 30, 2026 as compared to the same period in the prior year.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Net realized gains (losses) on investments	$(0.1)	$—
Net realized gains (losses) on derivative instruments	0.1	—
Net change in unrealized appreciation (depreciation) of investments	1.4	(5.8)
Net change in unrealized appreciation (depreciation) of foreign currency	(0.1)	—
Net change in unrealized appreciation (depreciation) of derivative instruments	—	—
(Provision) benefit for taxes	(0.1)	(0.1)
Net realized and unrealized gains (losses)	$1.2	$(5.9)
Our net realized losses and unrealized appreciation resulted in a net gain of approximately $1.2 million for the three months ended June 30, 2026 as compared to net realized gain and unrealized depreciation resulting in a net loss of approximately $5.9 million for the same period in the prior year. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the three months ended June 30, 2026 was most materially driven by unrealized appreciation in RLG Holdings, LLC and Tempo Acquisition, LLC, offset by unrealized depreciation in various other portfolio companies. The provision for income taxes was primarily attributable to our equity investments that are held as of June 30, 2026 in our corporate subsidiaries. The net loss for the three months ended June 30, 2025, was primarily driven by the overall decrease in market prices of our investments during the period and material accelerated amortization realized on our investment in Sierra Enterprises, LLC due to early repayments made. The provision for income taxes was primarily attributable to our equity investments that were held as of June 30, 2025 in our corporate subsidiaries.
Results of Operations for the Six Months Ended June 30, 2026 and June 30, 2025
Revenue

	Six Months Ended
(in millions)	June 30, 2026	June 30, 2025
Total interest income	$93.0	$81.4
Dividend income	2.1	1.7
Fee income	2.7	2.2
Total investment income	$97.8	$85.3
Our total investment income increased by approximately $12.5 million, or 15%, for the six months ended June 30, 2026 as compared to the same period in the prior year. For the six months ended June 30, 2026, total investment income of approximately $97.8 million consisted of approximately $87.3 million in cash interest from investments, approximately $2.5 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $3.2 million, approximately $2.1 million in dividends from investments and approximately $2.7 million in fee income.
The increase in interest income of approximately $11.6 million during the six months ended June 30, 2026 was primarily attributable to our increasing invested balances as compared to the same period in the prior year. Fee income during the six months ended June 30, 2026, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront fees received from 16 different portfolio companies and commitment fees.
Operating Expenses

	Six Months Ended
(in millions)	June 30, 2026	June 30, 2025
Management fee	7.0	4.7
Less: management fee waiver	—	—
Net management fee	7.0	4.7
Interest and other financing expenses	26.2	25.7
Income based incentive fee	9.3	7.9
Administrative expenses	1.5	1.3
Professional fees	0.8	0.8
Capital gains incentive fee	—	(1.3)
Other general and administrative expenses	0.2	0.2
Net expenses before income taxes	45.0	39.3
Income tax expense	0.2	0.2
Net expenses after income taxes	$45.2	$39.5
Our total net operating expenses increased by approximately $5.7 million for the six months ended June 30, 2026 as compared to the same period in the prior year. Our net management fee increased by approximately $2.3 million and our income based incentive fee increased by approximately $1.4 million for the six months ended June 30, 2026 as compared to the same period in the prior year. The increase in management fees and income based incentive fees was attributable to larger managed and invested capital balances as compared to the same period in the prior year. There were no capital gains incentive fees for the six months ended June 30, 2026. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than the cumulative amount in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized and distributions are greater than contributions.
Interest and other financing expenses increased by approximately $0.5 million during the six months ended June 30, 2026 as compared to the same period in the prior year, primarily due to higher average drawn balances on the UBS Credit

Facility and Wells Credit Facility offset by the refinancing of both our UBS Credit Facility and Wells Credit Facility to lower applicable spreads and lower SOFR rates, as well as the termination of the BMO Subscription Line.
Our total administrative expenses, professional fees and other general and administrative expenses remained relatively flat during the six months ended June 30, 2026 as compared to the same period in the prior year.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Six Months Ended
(in millions)	June 30, 2026	June 30, 2025
Net realized gains (losses) on investments	(0.6)	(0.8)
Net realized gains (losses) on derivative instruments	0.1	—
Net change in unrealized appreciation (depreciation) of investments	(23.8)	(7.4)
Net change in unrealized appreciation (depreciation) of foreign currency	(0.5)	—
Net change in unrealized appreciation (depreciation) of derivative instruments	0.1	—
(Provision) benefit for taxes	(0.2)	(0.2)
Net realized and unrealized gains (losses)	$(24.9)	$(8.4)
Our net realized losses and unrealized depreciation resulted in a net loss of approximately $24.9 million for the six months ended June 30, 2026 as compared to net realized losses and unrealized depreciation resulting in a net loss of approximately $8.4 million for the same period in the prior year. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the six months ended June 30, 2026 was primarily driven by unrealized depreciation in Planview Parent, Inc., Cloudera, Inc., PetVet Care Centers, LLC and Houghton Mifflin Harcourt Company offset by unrealized appreciation in Tempo Acquisition, LLC. The provision for income taxes was primarily attributable to our equity investments that are held as of June 30, 2026 in our corporate subsidiaries. The net loss for the six months ended June 30, 2025 was primarily driven by realized losses in Barracuda Parent, LLC and KWOR Acquisition, Inc. and material accelerated amortization realized on our investment in Sierra Enterprises, LLC due to early repayments made. The provision for income taxes was primarily attributable to our equity investments that were held as of June 30, 2025 in our corporate subsidiaries.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of June 30, 2026, our asset coverage ratio was 226.6%.

Since our inception on March 18, 2022, we have entered into Subscription Agreements with several investors on various dates. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On June 30, 2026 and December 31, 2025, we had aggregate capital commitments accepted and undrawn capital commitments from investors as follows:

(in millions)	June 30, 2026	December 31, 2025
Capital Commitments	$1,207.9	$1,207.9
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
As of June 30, 2026 and December 31, 2025, our borrowings consisted of the UBS Credit Facility and the Wells Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information.
As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of approximately $50.5 million and $33.9 million, respectively. Our cash used in operating activities for the six months ended June 30, 2026 and June 30, 2025 was approximately $50.9 million and $49.9 million, respectively. We expect that all current liquidity needs will be met with cash flows from investments and operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the balance sheet. As of June 30, 2026 and December 31, 2025, we had outstanding commitments to third parties to fund investments totaling $330.8 million which included €4.5 million denominated in EUR, that has been translated to U.S. dollars and $409.0 million, which included €4.5 million denominated in EUR, that has been translated to U.S. dollars, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2026 and December 31, 2025, we had commitment letters to purchase investments in the aggregate par amount of $27.8 million and $50.9 million, respectively, which could require funding in the future. As of June 30, 2026 and December 31, 2025, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2026 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
UBS Credit Facility (1)	$314.0	$—	$—	$314.0	$—
Wells Credit Facility (2)	619.3	—	—	619.3	—
Total Contractual Obligations	$933.3	$—	$—	$933.3	$—

(1)Under the terms of the $400.0 million UBS Credit Facility, all outstanding borrowings under that facility ($314.0 million as of June 30, 2026) must be repaid on or before November 4, 2030. As of June 30, 2026, there was approximately $86.0 million of possible capacity remaining under the UBS Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the UBS Credit Facility.
(2)Under the terms of the $750.0 million Wells Credit Facility, all outstanding borrowings under that facility ($619.3 million as of June 30, 2026, which included £0.5 million denominated in GBP and €21.2 million denominated in EUR that has been translated to U.S. dollars as of June 30, 2026) must be repaid on or before November 4, 2030. As of June 30, 2026, there was approximately $130.7 million of possible capacity remaining under the Wells Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the Wells Credit Facility.
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
Distributions and Dividends
Distributions declared to unitholders for the six months ended June 30, 2026 totaled approximately $52.6 million.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2026, approximately $0.3 million and $0.6 million, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of June 30, 2026, approximately $0.3 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statement of Assets, Liabilities and Members' Capital.
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
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We, the Investment Adviser and certain of our affiliates were granted an order for exemptive relief that permitted co-investing with our affiliates subject to various approvals of our board of directors and other conditions. On May 13, 2025, we, the Investment Adviser and certain of our affiliates were granted a new order for exemptive relief (the “Exemptive Order”) by the SEC. The Exemptive Order allows us to co-invest in certain negotiated transactions with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, we generally are permitted to co-invest with certain affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of our board of directors make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis, or is a sale of a tradeable security. Pursuant to the Exemptive Order, our board of directors oversees our participation in the co-investment program. As required by the Exemptive Order, we have adopted, and our board of directors has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and our Chief Compliance Officer will provide reporting to our board of directors.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates flat in each meeting held in 2026 after previously decreasing interest rates by 0.25% in each of September, October and December of 2025. While market participants had broadly expected additional rate cuts in 2026 at the start of the year, expectations have shifted toward rates remaining at current levels for longer, as headline inflation remains above the Federal Reserve's 2% target and geopolitical tensions have added further upside pressure to the inflation outlook. Given the evolving economic environment and the Federal Reserve's continued focus on balancing its dual mandate of full employment and progress toward its long-run inflation target, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which would also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SONIA, EURIBOR or SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the six months ended June 30, 2026, certain of the loans held in our portfolio had floating Prime, SONIA, EURIBOR or SOFR interest rates. As of June 30, 2026, approximately 97.4% of our investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments and approximately 2.6% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on the floating SOFR and Prime interest rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2026. Interest expense is calculated based on the terms of our UBS Credit Facility and Wells Credit Facility. For our borrowings, we use the outstanding balance as of June 30, 2026. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2026, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest and Dividend Income Net of Interest Expense
–200 Basis Points	(16.90)%
–150 Basis Points	(12.68)%
–100 Basis Points	(8.45)%
–50 Basis Points	(4.23)%
+50 Basis Points	4.23%
+100 Basis Points	8.45%
+150 Basis Points	12.68%
+200 Basis Points	16.90%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2026. From time to time, we or our consolidated subsidiaries may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Company-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2026 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 other than those noted below.
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
Regulations adopted by global prudential regulators that are now in effect require certain prudentially regulated entities and certain of their affiliates and subsidiaries (including swap dealers) to include in their derivatives contracts and certain other financial contracts terms that delay or restrict the rights of counterparties to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of credit support in the event that the prudentially regulated entity and/or its affiliates are subject to certain types of resolution or insolvency proceedings. Similar regulations and laws have been adopted in non-U.S. jurisdictions that may apply to any of our counterparties that are located in those jurisdictions. It is possible that these new requirements, as well as potential additional government regulation, could adversely affect our ability to terminate existing derivatives contracts, exercise default rights, or satisfy obligations owed to us with collateral received under such contracts.
The use of OTC derivatives may expose us to early termination risk, which could result in significant losses.
OTC derivatives do not have uniform terms. An OTC derivatives counterparty may have the right to close out our position due to the occurrence of certain events (for example, if a counterparty is unable to hedge its obligations to us, or if we default on certain terms of the OTC swaps agreement, or if there is a material decline in our NAV on a particular day) and request immediate payment of amounts owed by us under the agreement. If the level of our NAV has a dramatic intraday move, the terms of our OTC derivatives document may permit the counterparty to early close out a transaction with us at a price calculated by the counterparty that, in good faith, represents such counterparty’s loss, which may not represent fair market value. An OTC derivatives counterparty may also have the right to close out our position for no reason, in some cases with same day notice.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, other than those already disclosed in certain current reports on Form 8-K filed with the SEC.
Item 3.    Defaults Upon Senior Securities
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
(2)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s Current Report on Form 8-K filed on December 6, 2023.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2026.

NEW MOUNTAIN GUARDIAN IV BDC, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Laura C. Holson
Laura C. Holson Chief Financial Officer (Principal Financial and Accounting Officer), Chief Operating Officer and Treasurer