Form 10-Q
period 2026-09-30
New Mountain Guardian IV BDC, L.L.C.
filed 2026-11-10
CIK 1925531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2026

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of November 10, 2026 was 120,834,931. As of September 30, 2026, there was no established public market for the registrant's limited liability company units.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets, Liabilities and Members' Capital as of September 30, 2026 (unaudited) and December 31, 2025	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2026 (unaudited) and September 30, 2025 (unaudited)	4
	Consolidated Statements of Changes in Members' Capital for the three and nine months ended September 30, 2026 (unaudited) and September 30, 2025 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 (unaudited) and September 30, 2025 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2026 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2025	33
	Notes to the Consolidated Financial Statements of New Mountain Guardian IV BDC, L.L.C. (unaudited)	58
	Report of Independent Registered Public Accounting Firm	82

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	83
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	97
Item 4.	Controls and Procedures	98

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	99
Item 1A.	Risk Factors	99
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	100
Item 3.	Defaults Upon Senior Securities	100
Item 4.	Mine Safety Disclosures	100
Item 5.	Other Information	100
Item 6.	Exhibits	101
	Signatures	102

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Non-controlled/non-affiliated investments at fair value (cost of $2,162,059 and $2,006,365, respectively)	$2,132,541	$2,006,885
Cash and cash equivalents	42,261	33,895
Interest and dividend receivable	13,198	11,404
Derivative asset at fair value	92	—
Other assets	600	1,414
Total assets	$2,188,692	$2,053,598
Liabilities
Borrowings
Wells Credit Facility	$664,150	$422,166
UBS Credit Facility	300,000	394,000
Deferred financing costs (net of accumulated amortization of $4,775 and $3,019, respectively)	(7,124)	(6,190)
Net borrowings	957,026	809,976
Distribution payable	28,034	22,354
Payable for unsettled securities purchased	11,195	633
Income based incentive fee payable	4,907	3,925
Interest payable	4,401	4,525
Management fee payable	3,475	2,992
Deferred tax liability	1,011	434
Payable to affiliate	579	451
Other liabilities	2,053	1,500
Total liabilities	1,012,681	846,790
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 120,834,931 and 120,834,931 units issued and outstanding, respectively	1,204,992	1,204,992
Accumulated underdistributed (overdistributed) earnings	(28,981)	1,816
Total members' capital	$1,176,011	$1,206,808
Total liabilities and members' capital	$2,188,692	$2,053,598
Members' capital per unit	$9.73	$9.99
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$48,387	$41,189	$138,932	$120,370
PIK interest income	1,131	1,085	3,602	3,299
Dividend income	706	870	2,767	2,565
Fee income	1,188	1,460	3,896	3,703
Total investment income	51,412	44,604	149,197	129,937
Expenses
Interest and other financing expenses	13,890	14,574	40,057	40,287
Income based incentive fee	4,907	3,953	14,195	11,813
Management fee	3,474	2,504	10,425	7,236
Administrative expenses	795	633	2,314	1,957
Professional fees	395	365	1,200	1,202
Capital gains incentive fee	—	(373)	—	(1,671)
Other general and administrative expenses	113	125	334	281
Organizational and offering expenses	—	—	—	21
Total expenses	23,574	21,781	68,525	61,126
Less: management fees waived (See Note 5)	—	(24)	—	(45)
Net expenses	23,574	21,757	68,525	61,081
Net investment income before income taxes	27,838	22,847	80,672	68,856
Income tax expense	28	67	221	232
Net investment income (loss)	27,810	22,780	80,451	68,624
Net realized gains (losses) on investments	(151)	18	(799)	(741)
Net realized gains (losses) on derivative instruments	94	—	180	—
Net change in unrealized appreciation (depreciation) of investments	(5,190)	(2,613)	(28,986)	(10,100)
Net change in unrealized appreciation (depreciation) of foreign currency	(57)	—	(560)	—
Net change in unrealized appreciation (depreciation) of derivative instruments	(31)	—	92	—
(Provision) benefit for taxes	(403)	(88)	(578)	(263)
Net realized and unrealized gains (losses)	(5,738)	(2,683)	(30,651)	(11,104)
Net increase (decrease) in members' capital resulting from operations	$22,072	$20,097	$49,800	$57,520
Earnings (loss) per unit (basic & diluted)	$0.18	$0.25	$0.41	$0.71
Weighted average common units outstanding - basic & diluted (See Note 10)	120,834,931	81,040,010	120,834,931	80,996,486

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Increase (Decrease) in members' capital resulting from operations:
Net investment income (loss)	$27,810	$22,780	$80,451	$68,624
Net realized gains (losses) on investments and foreign currency	(151)	18	(799)	(741)
Net realized gains (losses) on derivative instruments	94	—	180	—
Net change in unrealized appreciation (depreciation) of investments and foreign currency	(5,247)	(2,613)	(29,546)	(10,100)
Net change in unrealized appreciation (depreciation) of derivative instruments	(31)	—	92	—
(Provision) benefit for taxes	(403)	(88)	(578)	(263)
Net increase (decrease) in members' capital resulting from operations	22,072	20,097	49,800	57,520
Capital transactions
Contributions	—	60,395	—	60,395
Placement fees	—	(24)	—	(24)
Distributions declared to unitholders from net investment income	(28,034)	(22,187)	(80,597)	(66,966)
Total net increase (decrease) in members' capital resulting from capital transactions	(28,034)	38,184	(80,597)	(6,595)
Net increase (decrease) in members' capital	(5,962)	58,281	(30,797)	50,925
Members' capital at the beginning of the period	1,181,973	812,742	1,206,808	820,098
Members' capital at the end of the period	$1,176,011	$871,023	$1,176,011	$871,023

Capital unit activity
Units issued	—	6,039,480	—	6,039,480

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities
Net increase (decrease) in members' capital resulting from operations	$49,800	$57,520
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	799	741
Net realized (gains) losses on derivative instruments	(180)	—
Net change in unrealized (appreciation) depreciation of investments	28,986	10,100
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	560	—
Net change in unrealized (appreciation) depreciation of derivative instruments	(92)	—
Amortization of purchase discount	(5,852)	(9,468)
Amortization of deferred financing costs	1,755	1,178
Non-cash investment income	(4,335)	(3,461)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(350,155)	(451,366)
Proceeds from sales and paydowns of investments	215,226	339,867
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	164	217
Cash paid for purchase of drawn portion of revolving credit facilities	(344)	(251)
Cash paid on drawn revolvers	(29,526)	(14,720)
Cash repayments on drawn revolvers	18,301	13,510
Cash received from settlement of foreign currency forward contract	180	—
Interest and dividend receivable	(1,793)	(846)
Other assets	814	(376)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	10,562	(7,723)
Interest payable	(124)	(45)
Management fee payable	483	267
Income based incentive fee payable	982	575
Accrued capital gains incentive fee	—	(1,671)
Payable to affiliates	128	59
Deferred tax liability	577	263
Other liabilities	552	419
Net cash flows (used in) provided by operating activities	(62,532)	(65,211)
Cash flows from financing activities
Distributions	(74,918)	(44,779)
Net proceeds from issuance of common units	—	60,395
Proceeds from BMO Subscription Line	—	222,500
Repayment of BMO Subscription Line	—	(222,500)
Proceeds from UBS Credit Facility	—	92,500
Repayment of UBS Credit Facility	(94,000)	(28,000)
Proceeds from Wells Credit Facility	331,829	93,300
Repayment of Wells Credit Facility	(89,000)	(36,000)
Placement fees paid	(137)	(59)
Deferred financing costs paid	(2,550)	(1,119)
Net cash flows provided by (used in) financing activities	71,224	136,238

Net increase (decrease) in cash and cash equivalents	$8,692	$71,027
Cash and cash equivalents at the beginning of the period	33,895	19,866
Effect of foreign exchange rate changes on cash and cash equivalents	(326)	—
Cash and cash equivalents at the end of the period	$42,261	$90,893

Supplemental disclosure of cash flow information
Cash interest paid	$37,334	$38,645
Income taxes paid	163	193
Non-cash operating activities:
Non-cash activity on investments	$3,469	$1,993
Non-cash financing activities:
Distributions declared and payable	$28,034	$22,187
Accrued but unpaid deferred credit facility costs	262	42
Accrued but unpaid placement fees	—	25
Change in contributions receivable	—	203
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Coupa Holdings, LLC
Software	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.07%	02/2023	02/2030	$38,576	$38,442	$38,576
	First Lien(8)	SOFR(Q)	+	5.25%	9.07%	02/2023	02/2030	3,515	3,497	3,515
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.07%	02/2023	02/2029	1,799	1,803	1,799
									43,742	43,890	3.73%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(2)(6)(8)	SOFR(Q)	+	4.25%	7.98%	10/2023	10/2028	12,469	12,469	12,469
	First Lien(2)(6)(8)	SOFR(Q)	+	4.25%	7.98%	10/2023	10/2028	10,259	10,259	10,259
	First Lien(8)	SOFR(Q)	+	4.25%	7.98%	02/2024	10/2028	6,464	6,442	6,464
	Subordinated(8)	Fixed(Q)*		13.00%/PIK	13.00%	05/2023	05/2033	5,140	5,117	5,140
	First Lien(8)	SOFR(Q)	+	4.25%	8.01%	12/2024	10/2028	4,823	4,816	4,823
	First Lien(2)(6)(8)	SOFR(Q)	+	4.25%	7.98%	10/2023	10/2028	2,147	2,147	2,147
	First Lien(2)(6)(8)	SOFR(Q)	+	4.25%	7.98%	10/2023	10/2028	1,236	1,236	1,236
	First Lien(2)(6)(8)	SOFR(Q)	+	4.25%	7.98%	10/2023	10/2028	173	173	173
									42,659	42,711	3.63%
Viper Bidco, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.57%	11/2024	11/2031	41,540	41,377	41,540	3.53%
NC Topco, LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.26%	08/2024	09/2031	30,400	30,292	30,400
	First Lien(8)	SOFR(Q)	+	4.50%	8.26%	08/2024	09/2031	8,672	8,641	8,672
									38,933	39,072	3.32%
Anaplan, Inc.
Software	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.26%	06/2022	06/2029	34,473	34,461	34,473
	First Lien(8)	SOFR(Q)	+	4.50%	8.26%	01/2024	06/2029	3,275	3,275	3,275
									37,736	37,748	3.21%
AAH Topco, LLC
Consumer Services	First Lien(8)	SOFR(M)	+	5.25%	9.25%	11/2023	12/2027	22,711	22,638	22,711
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.00%	03/2025	12/2027	14,863	14,829	14,863
									37,467	37,574	3.20%
OEConnection LLC
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.40%	04/2024	12/2032	37,110	37,016	36,832	3.13%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Healthspan Buyer, LLC
Healthcare	First Lien(4)	SOFR(M)	+	4.75%	8.65%	10/2024	10/2030	$10,219	$10,200	$10,219
	First Lien(2)(6)	SOFR(M)	+	4.75%	8.65%	10/2025	10/2030	8,378	8,360	8,378
	First Lien(4)	SOFR(M)	+	4.75%	8.65%	03/2026	10/2030	5,394	5,346	5,394
	First Lien(2)(6)	SOFR(M)	+	4.75%	8.65%	10/2023	10/2030	4,980	4,949	4,980
	First Lien(2)(6)	SOFR(M)	+	4.75%	8.65%	07/2025	10/2030	3,633	3,626	3,633
	First Lien	SOFR(M)	+	4.75%	8.65%	07/2025	10/2030	3,502	3,495	3,502
									35,976	36,106	3.07%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	6.50%	10.52%	05/2024	07/2028	26,898	26,892	26,898
	Subordinated(8)	Fixed(Q)*		14.25%/PIK	14.25%	05/2024	05/2030	5,650	5,644	5,650
	Subordinated(8)	Fixed(Q)*		14.25%/PIK	14.25%	05/2024	05/2030	2,158	2,155	2,158
	First Lien(8)(9) - Drawn	SOFR(Q)	+	6.50%	10.52%	05/2024	07/2028	1,218	1,217	1,218
									35,908	35,924	3.06%
Jeppesen Holdings, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.57%	10/2025	11/2032	35,044	34,958	34,956	2.97%
Model N, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.82%	06/2024	06/2031	31,447	31,330	31,447
	First Lien(8)	SOFR(Q)	+	4.75%	8.70%	06/2024	06/2031	3,258	3,254	3,258
									34,584	34,705	2.95%
Vessco Midco Holdings, LLC
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	4.25%	8.17%	07/2024	07/2031	22,912	22,829	22,912
	First Lien(8)	SOFR(M)	+	4.25%	8.08%	07/2024	07/2031	7,323	7,295	7,323
	First Lien(2)(6)(8)	SOFR(S)	+	4.25%	7.94%	11/2025	07/2031	3,523	3,516	3,523
	First Lien(8)(9) - Drawn	SOFR(S)	+	4.25%	8.12%	11/2025	07/2031	577	576	577
	First Lien(2)(6)(8)	SOFR(M)	+	4.25%	8.08%	11/2025	07/2031	315	315	315
									34,531	34,650	2.95%
Businessolver.com, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.57%	12/2025	12/2032	30,660	30,590	30,583
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.57%	10/2023	12/2032	3,431	3,431	3,422
	First Lien(8)	SOFR(Q)	+	4.50%	8.57%	10/2023	12/2032	619	619	617
									34,640	34,622	2.95%
Einstein Parent, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	8.98%	01/2025	01/2031	34,415	34,149	33,640	2.86%
Meta Buyer LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.00%	12/2025	12/2031	26,588	26,469	26,456
	First Lien(8)	SOFR(Q)	+	5.25%	9.00%	12/2025	12/2031	3,653	3,628	3,635
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.00%	12/2025	12/2031	1,572	1,565	1,564
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.20%	12/2025	12/2031	1,434	1,435	1,427
									33,097	33,082	2.81%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(8)	SOFR(Q)	+	6.00%	9.76%	09/2023	08/2029	$16,737	$16,691	$16,444
	First Lien(4)(7)(8)	SOFR(Q)	+	5.75%	9.51%	08/2022	08/2029	12,235	12,235	11,991
	First Lien(2)(6)(8)	SOFR(Q)	+	5.75%	9.51%	08/2022	08/2029	4,472	4,449	4,382
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	9.50%	08/2022	08/2029	170	171	167
									33,546	32,984	2.81%
Safety Borrower Holdings LLC
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.65%	03/2024	12/2032	32,673	32,641	32,673
	First Lien(8)(9) - Drawn	P(Q)	+	3.75%	10.75%	10/2024	12/2032	125	121	125
									32,762	32,798	2.79%
Pike Corporation
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.25%	8.14%	12/2025	12/2032	31,607	31,535	31,528
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.25%	8.15%	12/2025	12/2032	1,145	1,143	1,142
									32,678	32,670	2.78%
Trading Technologies International, Inc.
Financial Services & Technology	First Lien(2)(6)	SOFR(M)	+	5.00%	8.90%	09/2026	11/2032	15,491	15,413	15,413
	First Lien(4)(7)	SOFR(M)	+	5.00%	8.90%	09/2026	11/2032	15,491	15,413	15,413
									30,826	30,826	2.62%
Acumatica Holdings, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.57%	07/2025	07/2032	30,740	30,740	30,638	2.61%
Diamondback Acquisition, Inc.
Software	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	8.40%	09/2025	09/2032	29,652	29,586	28,317
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.50%	8.73%	09/2025	09/2032	2,074	2,070	1,980
									31,656	30,297	2.58%
USRP Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	8.90%	10/2023	12/2029	11,752	11,752	11,752
	First Lien(2)(6)(8)	SOFR(M)	+	5.00%	8.90%	10/2023	12/2029	10,632	10,617	10,632
	First Lien(8)	SOFR(M)	+	5.00%	8.90%	08/2024	12/2029	5,614	5,596	5,614
	First Lien(8)	SOFR(M)	+	5.00%	8.90%	07/2023	12/2029	2,274	2,254	2,274
									30,219	30,272	2.58%
IG Investments Holdings, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	8.82%	03/2024	09/2028	29,396	29,321	29,396	2.50%
Runway Bidco, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.57%	12/2024	12/2031	28,804	28,689	28,372	2.41%
Superman Holdings, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.57%	08/2024	08/2031	21,229	21,189	21,229
	First Lien(8)	SOFR(Q)	+	4.50%	8.57%	08/2024	08/2031	6,930	6,916	6,930
									28,105	28,159	2.40%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Auctane, Inc.
Distribution & Logistics	First Lien(2)(6)(8)	SOFR(Q)	+	5.75%	9.51%	05/2026	06/2033	$27,719	$27,520	$27,511	2.34%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(M)	+	4.25%	8.15%	05/2025	06/2031	11,204	11,144	11,204
	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.65%	05/2024	06/2031	7,142	7,103	7,142
	First Lien(8)	SOFR(M)	+	4.25%	8.15%	05/2025	06/2031	4,857	4,829	4,857
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.25%	8.00%	05/2024	06/2030	2,050	2,041	2,050
	First Lien(8)	SOFR(M)	+	4.75%	8.65%	05/2024	06/2031	1,436	1,428	1,436
									26,545	26,689	2.27%
Pioneer Buyer I, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.82%	11/2025	11/2029	23,873	23,873	23,873
	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.82%	11/2025	11/2028	2,813	2,813	2,813
									26,686	26,686	2.27%
Maverick Bidco Inc.
Software	First Lien(4)(7)(8)	SOFR(S)	+	4.75%	8.42%	12/2025	12/2031	25,710	25,653	25,453	2.16%
Brave Parent Holdings, Inc.
Software	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	8.40%	11/2023	11/2030	10,439	10,404	10,230
	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.40%	11/2023	11/2030	8,884	8,883	8,706
	First Lien(8)	SOFR(M)	+	4.50%	8.40%	10/2025	11/2030	6,105	6,079	5,983
									25,366	24,919	2.12%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.82%	08/2024	08/2031	15,600	15,541	15,600
	First Lien(8)	SOFR(Q)	+	4.75%	8.82%	08/2024	08/2031	9,172	9,138	9,172
									24,679	24,772	2.11%
HIG Intermediate, Inc. (14)
HIG Operations Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.40%	08/2023	06/2031	19,556	19,512	19,556
	First Lien(2)(6)(8)	SOFR(M)	+	4.50%	8.40%	08/2023	06/2031	3,221	3,221	3,221
	First Lien(8)	SOFR(M)	+	4.50%	8.40%	03/2024	06/2031	1,371	1,368	1,371
	First Lien(8)	SOFR(M)	+	4.50%	8.40%	03/2024	06/2031	507	504	507
									24,605	24,655	2.10%
Supernova Intermediate Pty Ltd
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.82%	05/2026	05/2033	24,470	24,412	24,409	2.08%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Bullhorn, Inc.
Software	First Lien(8)	SOFR(M)	+	5.00%	8.90%	05/2024	10/2029	$11,127	$11,118	$11,126
	First Lien(8)	SOFR(M)	+	5.00%	8.90%	05/2024	10/2029	7,481	7,472	7,481
	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	8.90%	05/2024	10/2029	2,863	2,861	2,863
	First Lien(8)	SOFR(M)	+	5.00%	8.90%	05/2024	10/2029	864	862	864
	First Lien(8)	SOFR(M)	+	5.00%	8.90%	05/2024	10/2029	641	641	641
	First Lien(8)	SOFR(M)	+	5.00%	8.90%	05/2024	10/2029	287	287	287
	First Lien(8)	SOFR(M)	+	5.00%	8.90%	05/2024	10/2029	229	229	229
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	8.90%	05/2024	10/2029	105	104	105
									23,574	23,596	2.01%
Vehlo Purchaser, LLC
Software	First Lien(2)(6)(8)	SOFR(M)	+	5.25%	9.15%	12/2025	05/2028	19,551	19,499	19,551
	First Lien(8)	SOFR(M)	+	5.25%	9.15%	06/2025	05/2028	4,036	4,017	4,036
									23,516	23,587	2.01%
YLG Holdings, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.48%	06/2024	12/2030	20,894	20,883	20,894
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.50%	04/2025	12/2030	417	415	417
									21,298	21,311	1.81%
GC Waves Holdings, Inc.
Financial Services & Technology	First Lien	SOFR(M)	+	4.50%	8.40%	10/2024	10/2030	14,107	14,056	14,107
	First Lien(2)(6)	SOFR(M)	+	4.50%	8.40%	10/2024	10/2030	5,186	5,182	5,186
	First Lien	SOFR(M)	+	4.50%	8.40%	10/2024	10/2030	1,570	1,570	1,570
									20,808	20,863	1.77%
MRI Software LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.82%	10/2024	02/2028	12,830	12,789	12,638
	First Lien(8)	SOFR(Q)	+	4.75%	8.82%	12/2023	02/2028	4,155	4,148	4,092
	First Lien(8)	SOFR(Q)	+	4.75%	8.82%	08/2024	02/2028	2,609	2,602	2,570
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.82%	10/2025	02/2028	1,131	1,129	1,114
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.82%	12/2023	02/2028	299	302	295
									20,970	20,709	1.76%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)(7)(8)	SOFR(Q)*	+	2.50% +2.50%/PIK	9.07%	02/2025	02/2033	17,732	17,589	17,732
	First Lien(4)(7)(8)	SOFR(Q)*	+	2.50% +2.50%/PIK	9.07%	02/2026	02/2033	2,448	2,442	2,448
									20,031	20,180	1.72%
CentralSquare Technologies, LLC
Software	First Lien(4)(7)(8)	SOFR(M)	+	6.00%	9.90%	04/2024	04/2030	20,071	19,918	20,071	1.71%
iCIMS, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.75%	9.57%	08/2022	08/2028	11,320	11,305	10,293
	First Lien(4)(7)(8)	SOFR(Q)	+	5.75%	9.57%	08/2022	08/2028	9,587	9,559	8,717
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	9.58%	08/2022	08/2028	731	736	665
									21,600	19,675	1.67%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Tempo Acquisition, LLC**
Business Services	First Lien	SOFR(M)	+	1.75%	5.65%	03/2026	08/2028	$23,968	$18,310	$19,079	1.62%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.57%	09/2024	05/2029	14,676	14,676	14,676
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.57%	10/2023	05/2029	3,539	3,520	3,539
									18,196	18,215	1.55%
ICAT Intermediate Holdings, LLC
Distribution & Logistics	First Lien(4)(7)(8)	SOFR(M)	+	6.25%	10.01%	08/2026	03/2029	12,853	12,732	12,724
	First Lien(8)	SOFR(M)	+	6.25%	10.15%	08/2026	03/2029	3,431	3,399	3,397
	First Lien(8)	SOFR(M)	+	6.25%	10.11%	08/2026	03/2029	1,847	1,830	1,829
									17,961	17,950	1.53%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(8)	SOFR(Q)	+	4.50%	8.57%	01/2024	01/2030	8,422	8,370	8,422
	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.57%	12/2025	01/2030	4,776	4,776	4,776
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.57%	05/2026	01/2030	4,206	4,070	4,206
									17,216	17,404	1.48%
Eclipse Topco, Inc. (12)
Eclipse Buyer, Inc.
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.25%	7.98%	09/2024	09/2031	17,280	17,214	17,024	1.45%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(M)	+	6.00%	9.90%	10/2023	11/2030	18,208	18,086	15,666
	First Lien(8)(9) - Drawn	SOFR(M)	+	6.00%	9.78%	10/2023	11/2029	977	978	840
									19,064	16,506	1.40%
Capstone Borrower, Inc.
Business Services	First Lien	Fixed(S)		8.00%	8.00%	03/2026	06/2030	16,627	15,836	16,002	1.36%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.82%	08/2024	08/2031	14,851	14,746	14,628
	First Lien(8)	SOFR(Q)	+	5.00%	8.82%	08/2024	08/2031	833	826	812
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	8.90%	08/2024	08/2030	421	422	410
									15,994	15,850	1.35%
IEM New Sub 2, LLC
Business Products	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.82%	12/2025	12/2031	15,118	15,085	15,043	1.28%
Victors Purchaser, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.25%	8.32%	12/2025	12/2032	14,822	14,805	14,803
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.25%	8.59%	12/2025	12/2032	205	205	204
									15,010	15,007	1.28%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Vamos Bidco, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.57%	01/2025	01/2032	$12,323	$12,271	$12,323
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.34%	01/2025	01/2032	1,556	1,550	1,556
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.53%	01/2025	01/2032	936	933	936
									14,754	14,815	1.26%
Eide Bailly Advisory LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.82%	07/2026	07/2033	14,652	14,581	14,579	1.24%
Firebird Acquisition Corp, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)*	+	2.25% +2.75%/PIK	8.82%	01/2025	02/2032	10,276	10,257	10,276
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.32%	01/2025	02/2032	3,973	3,965	3,973
									14,222	14,249	1.21%
Foundational Education Group, Inc.
Education	Second Lien(2)(6)(8)	SOFR(Q)	+	6.50%	10.58%	05/2022	08/2029	9,783	9,087	9,783
	First Lien(2)(6)	SOFR(Q)	+	4.25%	8.33%	05/2025	08/2028	4,528	4,266	4,229
									13,353	14,012	1.19%
Fetch, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.65%	03/2026	03/2033	13,822	13,756	13,753	1.17%
FS WhiteWater Holdings, LLC (13)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	9.22%	12/2025	12/2029	4,939	4,899	4,939
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.22%	07/2022	12/2029	3,887	3,869	3,887
	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.22%	09/2024	12/2029	3,194	3,175	3,194
	First Lien(8)	SOFR(Q)	+	5.00%	9.22%	03/2025	12/2029	1,370	1,360	1,370
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	9.05%	06/2026	12/2029	273	273	273
									13,576	13,663	1.16%
Houghton Mifflin Harcourt Company
Education	First Lien(4)(7)	SOFR(M)	+	5.25%	9.25%	12/2023	04/2029	11,349	11,234	7,731
	First Lien(2)	SOFR(M)	+	5.25%	9.25%	09/2023	04/2029	8,566	8,302	5,836
									19,536	13,567	1.15%
Low Voltage Holdings Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.82%	04/2025	04/2032	11,097	11,062	11,097
	First Lien(8)	SOFR(Q)	+	4.75%	8.82%	04/2025	04/2032	1,842	1,837	1,842
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.60%	04/2025	04/2032	601	600	601
									13,499	13,540	1.15%
Diligent Corporation
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.81%	04/2024	08/2030	10,980	10,952	10,623
	First Lien(8)	SOFR(Q)*	+	8.42%/PIK	12.18%	04/2024	08/2030	1,942	1,937	1,878
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	8.76%	04/2024	08/2030	653	652	631
									13,541	13,132	1.12%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
RLG Holdings, LLC
Packaging	First Lien(8)	SOFR(Q)	+	4.25%	8.33%	01/2026	07/2028	$14,102	$7,842	$6,423
	First Lien(4)(7)(8)	SOFR(Q)	+	4.25%	8.33%	09/2025	07/2028	11,685	9,967	5,323
	Second Lien(8)	SOFR(Q)	+	7.50%	11.58%	01/2026	07/2029	5,888	844	589
	First Lien(8)	SOFR(Q)	+	5.00%	8.82%	10/2025	07/2028	1,189	780	542
									19,433	12,877	1.09%
Lighthouse Buyer, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(A)	+	4.25%	7.79%	12/2025	12/2031	11,815	11,763	11,756
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.25%	8.20%	12/2025	12/2031	866	863	862
									12,626	12,618	1.07%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(6)(8)	SOFR(M)	+	5.25%	9.15%	09/2022	10/2029	9,787	9,713	9,787
	First Lien(8)	SOFR(M)	+	5.25%	9.15%	09/2022	10/2029	1,521	1,512	1,521
	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.15%	09/2022	10/2029	1,031	1,028	1,031
									12,253	12,339	1.05%
Bonterra LLC
Software	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.07%	03/2025	03/2032	9,211	9,192	9,050
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	8.92%	10/2025	03/2032	1,857	1,849	1,825
	First Lien(8)	SOFR(Q)	+	5.00%	9.07%	03/2025	03/2032	1,003	1,001	986
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	9.07%	03/2025	03/2032	323	322	317
									12,364	12,178	1.04%
Xactly Corporation
Software	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.11%	02/2023	07/2027	12,802	12,795	12,098	1.03%
Jawbreaker Topco, L.P. (17)
Jawbreaker Parent, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.82%	01/2026	01/2033	8,210	8,172	8,169
	First Lien(8)	SOFR(Q)	+	4.75%	8.82%	01/2026	01/2033	3,926	3,926	3,906
									12,098	12,075	1.03%
ComPsych Investments Corp.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.48%	07/2024	07/2031	12,037	11,995	12,037	1.02%
PROS Parent, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	8.56%	12/2025	12/2032	11,954	11,940	11,939	1.02%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)	SOFR(Q)	+	4.25%	8.08%	10/2025	06/2029	8,756	8,723	8,756
	First Lien(4)	SOFR(Q)	+	4.25%	8.11%	06/2023	06/2029	2,887	2,876	2,887
									11,599	11,643	0.99%
HP TLE Buyer, Inc.
Education	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.82%	07/2025	07/2032	10,938	10,891	10,938	0.93%
Planview Parent, Inc.
Software	Second Lien(4)(7)(8)	SOFR(Q)	+	5.75%	9.82%	06/2024	12/2028	12,117	12,095	8,421
	First Lien(4)	SOFR(Q)	+	3.50%	7.57%	02/2026	12/2027	2,636	2,253	2,208
									14,348	10,629	0.90%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
HP ITS Buyer, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	9.07%	07/2026	07/2033	$9,750	$9,703	$9,701
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	8.90%	07/2026	07/2033	508	505	505
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	9.08%	07/2026	07/2033	341	340	340
									10,548	10,546	0.90%
DigiCert, Inc.
Software	First Lien(4)(7)(8)	SOFR(M)	+	5.75%	9.65%	07/2025	07/2030	10,275	10,216	10,275	0.87%
Nexus Buyer LLC
Financial Services & Technology	Second Lien(4)(7)	SOFR(M)	+	5.75%	9.65%	08/2025	02/2032	10,000	9,913	9,800	0.83%
GS Acquisitionco, Inc.
Software	First Lien(8)	SOFR(Q)	+	5.25%	9.32%	03/2024	05/2028	4,957	4,953	4,335
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.32%	03/2024	05/2028	2,416	2,414	2,113
	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.32%	03/2024	05/2028	2,284	2,286	1,997
	First Lien(8)	SOFR(Q)	+	5.25%	9.32%	03/2024	05/2028	986	985	862
									10,638	9,307	0.79%
AWP Group Holdings, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)*	+	2.63%+3.28%/PIK	9.73%	04/2026	12/2032	8,697	8,666	8,664
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.12%	04/2026	12/2032	405	404	403
									9,070	9,067	0.77%
PDI TA Holdings, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)*	+	3.50% +2.50%/PIK	9.82%	01/2024	02/2031	6,344	6,324	5,995
	First Lien(8)	SOFR(Q)*	+	3.50%+2.50%/PIK	9.82%	01/2024	02/2031	2,295	2,287	2,169
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.33%	01/2024	02/2031	684	681	646
									9,292	8,810	0.75%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	8.75%	11/2024	11/2031	5,179	5,149	5,179
	First Lien(8)	SOFR(Q)	+	5.00%	9.03%	11/2024	11/2031	2,492	2,479	2,492
	First Lien(8)	SOFR(Q)	+	5.00%	9.07%	07/2025	11/2031	858	851	858
									8,479	8,529	0.73%
Panzura Holdings, LLC (11)
Panzura, LLC
Software	First Lien(8)	Fixed(Q)*		9.00% +8.00%/PIK	17.00%	08/2023	08/2027	9,222	9,057	8,382	0.71%
LSCS Holdings, Inc.
Healthcare	First Lien(4)(7)	SOFR(Q)	+	4.50%	8.57%	09/2024	03/2032	8,317	8,239	8,270	0.70%
Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.25%	8.32%	10/2025	10/2032	8,214	8,204	8,204	0.70%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.25%	8.11%	09/2023	09/2029	8,148	8,095	8,148	0.69%
Databricks, Inc.
Software	First Lien(4)(7)	SOFR(M)	+	4.50%	8.27%	12/2024	01/2032	7,975	7,945	7,982	0.68%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(M)	+	4.75%	8.65%	08/2024	08/2031	$6,402	$6,378	$6,402
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.75%	8.60%	08/2024	08/2031	1,330	1,325	1,330
									7,703	7,732	0.66%
Wrench Group LLC
Consumer Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.82%	10/2025	09/2032	7,798	7,764	7,708	0.66%
Optimizely North America Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)*	+	3.00% +2.50%/PIK	9.57%	10/2024	10/2031	7,964	7,934	7,706	0.66%
PDQ.com Corporation
Software	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.48%	10/2023	10/2032	3,856	3,829	3,837
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.57%	10/2025	10/2032	2,944	2,938	2,929
	First Lien(8)	SOFR(Q)	+	4.50%	8.26%	10/2023	10/2032	623	622	620
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.57%	10/2025	10/2032	180	180	179
									7,569	7,565	0.64%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.82%	10/2025	10/2032	5,067	5,045	5,017
	First Lien(8)	SOFR(Q)	+	5.00%	8.82%	10/2025	10/2032	1,160	1,151	1,148
	First Lien(4)(7)(8)(18)	SONIA(D)	+	5.00%	8.73%	10/2025	10/2032	£640	838	840
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.00%	8.82%	10/2025	10/2032	190	190	188
	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	8.89%	10/2025	10/2032	144	145	143
									7,369	7,336	0.62%
Project Potter Buyer, LLC
Software	First Lien(2)(6)	SOFR(Q)	+	5.50%	9.57%	09/2026	09/2033	7,367	7,311	7,311	0.62%
Rithum Holdings, Inc. (fka CommerceHub, Inc.)
Software	First Lien(2)(6)	SOFR(Q)	+	4.75%	8.82%	07/2025	07/2032	7,705	7,582	7,270	0.62%
Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(8)	SOFR(M)	+	4.50%	8.40%	06/2024	12/2028	7,067	7,052	7,067	0.60%
Archduke Buyer, Inc.
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.33%	12/2025	12/2032	7,101	7,069	7,066	0.60%
MedX Holdings, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.57%	07/2025	07/2032	5,859	5,834	5,742
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.57%	07/2025	07/2032	1,136	1,131	1,113
									6,965	6,855	0.58%
Galway Borrower LLC
Business Services	First Lien(4)(7)	SOFR(Q)	+	4.50%	8.57%	04/2024	09/2028	4,385	4,375	4,338
	First Lien	SOFR(Q)	+	4.50%	8.57%	04/2024	09/2028	1,912	1,898	1,892
	First Lien	SOFR(Q)	+	4.50%	8.57%	02/2026	09/2028	184	184	182
	First Lien(9) - Drawn	SOFR(Q)	+	4.50%	8.57%	02/2026	09/2028	118	118	117
	First Lien(9) - Drawn	SOFR(Q)	+	4.50%	8.58%	02/2026	09/2028	52	52	51
									6,627	6,580	0.56%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Fullsteam Operations LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.01%	08/2025	08/2031	$6,223	$6,197	$6,192
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.02%	08/2025	08/2031	377	375	374
									6,572	6,566	0.56%
TruGreen Limited Partnership
Consumer Services	First Lien(4)(7)	SOFR(M)	+	4.00%	8.00%	08/2026	11/2027	6,157	5,857	6,014
	First Lien(2)(6)	SOFR(M)	+	4.00%	8.00%	08/2026	11/2027	528	496	515
									6,353	6,529	0.56%
DT1 Midco Corp.
Business Services	First Lien(8)(9) - Drawn	SOFR(M)	+	5.00%	8.90%	06/2025	12/2031	2,967	2,955	2,945
	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	8.90%	02/2026	12/2031	2,034	2,034	2,019
	First Lien(4)(7)(8)	SOFR(M)	+	5.00%	8.90%	06/2025	12/2031	1,505	1,499	1,494
									6,488	6,458	0.55%
RailPros Parent, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.25%	8.01%	05/2025	05/2032	5,784	5,761	5,784
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.25%	8.01%	05/2025	05/2032	537	534	537
									6,295	6,321	0.54%
LF Parent Co, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.57%	05/2026	05/2033	6,191	6,162	6,160	0.52%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.57%	07/2025	07/2032	6,058	6,032	6,058	0.52%
Greenway Health, LLC
Healthcare	First Lien(4)(7)(8)	SOFR(S)	+	6.75%	10.60%	12/2023	04/2029	6,190	6,140	6,033	0.51%
Cloudera, Inc.
Software	Second Lien(2)(6)	SOFR(M)	+	6.00%	10.00%	10/2022	10/2029	7,900	7,143	6,010	0.51%
Zest Acquisition Corp.
Healthcare	First Lien(2)	SOFR(M)	+	6.00%	9.90%	09/2026	02/2031	6,042	5,952	5,952	0.51%
Javelin Buyer, Inc.
Software	Second Lien(4)(7)(8)	SOFR(Q)	+	5.00%	8.76%	10/2024	12/2032	6,470	6,443	5,871	0.50%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(8)	SOFR(M)	+	7.50%	11.50%	07/2022	07/2029	3,043	3,024	3,043
	First Lien(2)(6)(8)	SOFR(M)	+	5.75%	9.75%	07/2022	07/2028	2,646	2,637	2,646
									5,661	5,689	0.48%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(6)(8)	SOFR(Q)	+	4.75%	8.82%	11/2022	04/2030	5,339	5,300	5,339
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.82%	04/2026	04/2030	178	178	178
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.75%	8.82%	11/2022	04/2030	42	44	42
									5,522	5,559	0.47%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Pretium PKG Holdings, Inc.
Packaging	First Lien(2)(6)	SOFR(Q)	+	5.25%	8.98%	08/2026	03/2031	$4,168	$4,146	$4,135
	First Lien(4)(7)	SOFR(Q)	+	5.25%	8.98%	08/2026	03/2031	1,417	1,413	1,406
									5,559	5,541	0.47%
Project Accelerate Parent, LLC
Financial Services & Technology	First Lien(4)(7)(8)	SOFR(M)	+	5.25%	9.15%	02/2024	02/2031	5,514	5,495	5,514	0.47%
Smile Doctors LLC
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.90%	9.75%	05/2022	12/2028	3,728	3,717	3,653
	First Lien(2)(6)(8)	SOFR(Q)	+	5.90%	9.75%	05/2022	12/2028	1,097	1,089	1,075
	First Lien(8)	SOFR(Q)	+	5.90%	9.75%	06/2023	12/2028	558	555	547
									5,361	5,275	0.45%
Next Holdco, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	8.99%	11/2023	11/2030	5,156	5,133	5,156	0.44%
Foreside Financial Group, LLC
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.47%	10/2024	10/2029	4,393	4,393	4,371
	First Lien(8)	SOFR(Q)	+	5.25%	9.47%	10/2024	10/2029	524	523	522
	First Lien(4)(7)(8)	SOFR(Q)	+	5.25%	9.47%	10/2024	10/2029	125	125	125
									5,041	5,018	0.43%
Centegix Intermediate II, LLC
Business Services	First Lien(4)(7)(8)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.71%	08/2025	08/2032	3,293	3,279	3,276
	First Lien(8)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.71%	08/2025	08/2032	534	530	531
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.25%	9.04%	08/2025	08/2032	480	478	478
	First Lien(8)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.71%	08/2025	08/2032	413	413	411
	First Lien(4)(7)(8)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.72%	03/2026	08/2032	171	170	170
									4,870	4,866	0.41%
Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	6.24%	10.20%	04/2025	03/2028	4,706	4,694	4,633	0.39%
KnowBe4, Inc.
Education	First Lien(2)(6)	SOFR(Q)	+	3.75%	7.57%	08/2026	07/2032	6,527	4,806	4,628	0.39%
TigerConnect, Inc.
Healthcare	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.21%	11/2024	08/2029	2,337	2,326	2,314
	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.21%	08/2025	08/2029	2,045	2,034	2,024
	First Lien(4)(7)(8)	SOFR(Q)	+	6.25%	10.21%	11/2024	08/2029	113	113	112
									4,473	4,450	0.38%
KENG Acquisition, Inc.
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.32%	08/2023	08/2029	1,806	1,793	1,797
	First Lien(8)	SOFR(Q)	+	4.50%	8.32%	08/2023	08/2029	1,381	1,373	1,374
	First Lien(8)	SOFR(Q)	+	4.50%	8.32%	07/2024	08/2029	390	388	388
	First Lien(8)(9) - Drawn	SOFR(Q)	+	4.50%	8.38%	01/2025	08/2029	302	301	301
									3,855	3,860	0.33%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Pathway Vet Alliance LLC
Consumer Services	First Lien(4)(7)	SOFR(Q)	+	5.00%	8.82%	04/2025	06/2028	$3,717	$3,730	$3,820	0.32%
LogRhythm, Inc.
Software	First Lien(2)(6)(8)	SOFR(M) (20)*	+	7.50%/PIK	11.32%	07/2024	07/2029	4,231	4,180	3,454
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.50%	9.23%	07/2024	07/2029	73	75	73
									4,255	3,527	0.30%
Fortis Solutions Group, LLC
Packaging	First Lien(8)	SOFR(Q)	+	5.50%	9.67%	06/2022	10/2028	1,448	1,447	1,448
	First Lien(8)	SOFR(Q)	+	5.50%	9.67%	06/2022	10/2028	1,179	1,178	1,179
	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.67%	06/2022	10/2028	370	370	370
									2,995	2,997	0.25%
Zone Climate Services, Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	6.00%	9.94%	10/2023	03/2028	2,402	2,398	2,396
	First Lien(8)(9) - Drawn	SOFR(Q)	+	5.75%	9.60%	11/2023	03/2028	289	289	286
	First Lien(8)	SOFR(Q)	+	6.00%	10.22%	11/2023	03/2028	277	277	276
									2,964	2,958	0.25%
OneDigital Borrower LLC
Business Services	Second Lien(4)	SOFR(M)	+	5.25%	9.25%	09/2026	07/2032	2,945	2,805	2,808	0.24%
EAB Global, Inc.
Education	First Lien(2)(6)	SOFR(M)	+	3.00%	6.90%	06/2026	08/2030	2,030	1,748	1,809	0.15%
KPSKY Acquisition Inc.
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.37%	06/2022	10/2028	1,714	1,707	1,570
	First Lien(8)	SOFR(Q)	+	5.75%	9.62%	11/2023	10/2028	18	18	17
									1,725	1,587	0.13%
DOCS, MSO, LLC
Healthcare	First Lien(2)(6)(8)	SOFR(Q)	+	5.00%	9.17%	06/2022	06/2028	1,571	1,570	1,571	0.13%
Nelipak Holding Company
Packaging	First Lien(2)(6)(8)	SOFR(Q)	+	5.50%	9.57%	04/2026	03/2031	1,568	1,557	1,568	0.13%
Symplr Software, Inc.
Healthcare	First Lien(4)	SOFR(Q)	+	4.50%	8.42%	09/2026	12/2027	1,814	1,487	1,520	0.13%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.40%	07/2025	02/2028	1,340	1,340	1,340
	First Lien(4)(7)(8)	SOFR(M)	+	4.50%	8.40%	07/2025	02/2028	69	69	69
	First Lien(8)(9) - Drawn	SOFR(M)	+	4.50%	8.40%	07/2025	02/2028	46	46	46
									1,455	1,455	0.12%
RealPage, Inc.
Software	First Lien(4)(7)	SOFR(Q)	+	3.75%	7.82%	03/2026	04/2028	1,374	1,306	1,361	0.12%
Paradigm Parent, LLC
Distribution & Logistics	First Lien(4)(7)	SOFR(Q)	+	4.50%	8.57%	08/2026	04/2032	1,220	1,085	1,138	0.10%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(8)	SOFR(M)	+	4.75%	8.65%	07/2024	10/2028	1,099	1,098	1,099	0.09%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
KWOR Intermediate I, LLC (15)
KWOR Acquisition, Inc.
Business Services	Subordinated(8)	SOFR(Q)*	+	8.00%/PIK	11.76%	02/2025	02/2030	$449	$449	$449
	First Lien(2)(6)(8)	SOFR(Q)	+	5.25%	9.01%	02/2025	02/2030	412	412	412
									861	861	0.07%
Riskonnect Parent, LLC
Software	First Lien(4)(7)(8)	SOFR(Q)	+	4.75%	9.01%	11/2025	12/2028	448	446	448	0.04%
Total Funded Debt Investments - United States									$2,031,320	$2,003,501	170.38%
Funded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First Lien(2)(6)(8)	SOFR(Q)	+	6.75%	10.60%	02/2024	02/2030	$12,082	$11,987	$12,082
	First Lien(8)	SOFR(M)	+	6.75%	10.74%	02/2024	02/2030	6,094	6,074	6,094
	First Lien(8)(9) - Drawn	SOFR(M)	+	6.75%	10.75%	02/2024	02/2030	581	595	581
									18,656	18,757	1.59%
Accelya Lux Finco S.a r.l.**
Business Services	First Lien(4)(7)	SOFR(Q)	+	5.25%	9.32%	09/2025	10/2032	9,480	9,312	8,580	0.73%
Cleanova US Holdings, LLC**
Business Products	First Lien(2)(6)	SOFR(Q)	+	4.75%	8.61%	05/2025	06/2032	7,771	7,544	7,775	0.66%
Total Funded Debt Investments - United Kingdom									$35,512	$35,112	2.98%
Funded Debt Investments - France
Datheos Bidco**
Business Services	First Lien(4)(7)(8)(18)	EURIBOR(Q)	+	5.00%	7.59%	12/2025	12/2032	€24,911	29,086	28,051
	First Lien(8)(9)(18) - Drawn	EURIBOR(Q)	+	5.00%	7.46%	12/2025	12/2032	959	1,122	1,077
									30,208	29,128	2.48%
Total Funded Debt Investments - France									$30,208	$29,128	2.48%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.23%	06/2025	12/2029	$3,963	$3,956	$3,963
	First Lien(2)(6)(8)	SOFR(Q)	+	4.50%	8.23%	12/2022	12/2029	3,385	3,358	3,385
	First Lien(4)(7)(8)	SOFR(Q)	+	4.50%	8.23%	12/2023	12/2029	1,318	1,310	1,318
									8,624	8,666	0.74%
Adelaide Borrower, LLC**
Business Services	First Lien(8)	SOFR(Q)	+	6.00%	10.07%	05/2024	05/2030	4,780	4,749	4,780
	First Lien(8)(9) - Drawn	SOFR(Q)	+	6.00%	9.77%	05/2024	05/2030	288	286	288
									5,035	5,068	0.43%
Total Funded Debt Investments - Australia									$13,659	$13,734	1.17%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)		Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First Lien(4)(7)(8)	SOFR(S)*	+	3.50% + 2.00%/PIK	9.35%	06/2025	07/2031	$11,100	$11,100	$11,100
	First Lien(4)(7)(8)	SOFR(S)*	+	3.50% + 2.00%/PIK	9.24%	06/2025	07/2031	607	607	607
									11,707	11,707	1.00%
Total Funded Debt Investments - Jersey									$11,707	$11,707	1.00%
Funded Debt Investments - Switzerland
Matterhorn Finco, Inc.**
Software	First Lien(4)(7)(8)	SOFR(Q)	+	5.50%	9.57%	03/2026	03/2033	$7,963	$7,925	$7,922	0.67%
Total Funded Debt Investments - Switzerland									$7,925	$7,922	0.67%
Structured Financing Obligation - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligations(8)	SOFR(Q)	+	7.00%	10.73%	11/2024	01/2037	$1,996	$1,996	$1,987	0.17%
Total Structured Financing Obligation - United States									$1,996	$1,987	0.17%
Total Funded Debt Investments									$2,132,327	$2,103,091	178.85%
Equity - United States
HIG Intermediate, Inc. (14)
Business Services	Series A preferred shares (8)	Fixed(Q)		10.50%	10.50%	12/2024	—	14,558	$14,448	$14,156	1.20%
Portage Point Partners, LP
Financial Services & Technology	Class B common units (5)(8)	—		—	—	09/2024	—	1,366	5,883	8,150
	Preferred shares (5)(8)	Fixed(S)		14.00%	14.00%	09/2024	—	33,746	3,341	3,375
									9,224	11,525	0.98%
Eclipse Topco, Inc. (12)
Financial Services & Technology	Preferred shares (8)	Fixed(S)*		12.50%/PIK	12.50%	09/2024	—	318	3,937	3,926	0.33%
Jawbreaker Topco, L.P. (17)
Software	Class A-1 common units (8)	—		—	—	01/2026	—	69,708	697	697	0.06%
Knockout Intermediate Holdings I Inc. (16)
Software	Preferred shares (8)	SOFR(S)*	+	10.75%/PIK	14.60%	06/2022	—	433	739	504	0.04%
FS WhiteWater Holdings, LLC (13)
Consumer Services	Class B preferred units (8)	Fixed(A)*		20.00%/PIK	20.00%	10/2024	—	1,396	263	263	0.02%
KWOR TopCo I, LLC (15)
KWOR Intermediate I, LLC (15)
Business Services	Preferred shares (8)	SOFR(Q) (20)*	+	8.00%/PIK	11.76%	02/2025	—	250	293	170
	Class A-1 common units (8)	—		—	—	02/2025	—	234	245	—
									538	170	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Panzura Holdings, LLC (11)
Software	Class N-3 common units (3)(8)	—	—	—	02/2025	—	90,351	$480	$—	—%
Total Equity - United States								$30,326	$31,241	2.64%
Total Equity								$30,326	$31,241	2.64%
Total Funded Investments								$2,162,653	$2,134,332	181.49%
Unfunded Debt Investments - United States
Databricks, Inc.
Software	First Lien(9) - Undrawn	—	—	—	12/2025	01/2028	21,489	—	67	0.01%
AAH Topco, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	03/2025	03/2027	4,266	—	—	—%
Anaplan, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2025	06/2028	2,460	—	—	—%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	07/2028	893	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	07/2028	1,705	—	—
								—	—	—%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	05/2024	06/2030	1,139	(6)	—	—%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	09/2023	09/2029	626	(4)	—	—%
Bullhorn, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	05/2024	10/2029	683	—	—	—%
CentralSquare Technologies, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	04/2030	2,205	(16)	—	—%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2024	11/2031	876	(5)	—	—%
ComPsych Investments Corp.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2027	3,507	(8)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	09/2022	10/2029	1,480	(10)	—	—%
Coupa Holdings, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	02/2023	02/2029	899	(11)	—	—%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2027	294	—	—
	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	1,086	(4)	—
								(4)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	07/2024	10/2028	$483	$(2)	$—	—%
DigiCert, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2030	749	(4)	—	—%
DOCS, MSO, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2022	06/2028	282	—	—	—%
Firebird Acquisition Corp, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	01/2025	02/2027	1,862	—	—
	First Lien(8)(9) - Undrawn	—	—	—	01/2025	02/2032	1,761	(3)	—
								(3)	—	—%
FS WhiteWater Holdings, LLC (13)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	06/2026	06/2028	7,289	—	—
	First Lien(8)(9) - Undrawn	—	—	—	06/2026	12/2029	2,156	(11)	—
	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2027	307	—	—
								(11)	—	—%
GHX Ultimate Parent Corporation
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	02/2025	02/2033	2,612	(15)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(9) - Undrawn	—	—	—	10/2023	10/2030	1,229	(7)	—	—%
HP TLE Buyer, Inc.
Education	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2032	2,406	(10)	—	—%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	01/2024	01/2030	1,697	(18)	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2024	09/2028	3,146	(8)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(8)(9) - Undrawn	—	—	—	07/2025	02/2028	108	—	—	—%
KWOR Intermediate I, LLC (15)
KWOR Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2025	02/2027	249	—	—
	First Lien(8)(9) - Undrawn	—	—	—	02/2025	02/2030	188	—	—
								—	—	—%
LogRhythm, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2029	346	(5)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Low Voltage Holdings Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	04/2025	10/2027	$1,834	$—	$—
	First Lien(8)(9) - Undrawn	—	—	—	04/2025	04/2032	950	(4)	—
								(4)	—	—%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	4,727	(17)	—	—%
Model N, Inc.
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	06/2024	06/2031	3,493	(12)	—	—%
NC Topco, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	08/2024	09/2031	3,495	(12)	—	—%
Next Holdco, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2029	339	(1)	—	—%
Pioneer Buyer I, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	11/2025	11/2029	3,385	—	—	—%
Project Accelerate Parent, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2031	806	(3)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(8)(9) - Undrawn	—	—	—	04/2026	04/2028	2,222	(6)	—
	First Lien(8)(9) - Undrawn	—	—	—	11/2022	04/2030	374	(6)	—
								(12)	—	—%
RailPros Parent, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2025	05/2027	1,258	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2025	05/2032	899	(4)	—
								(4)	—	—%
Safety Borrower Holdings LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2027	5,371	—	—
	First Lien(8)(9) - Undrawn	—	—	—	10/2024	12/2032	2,791	—	—
								—	—	—%
SIG Parent Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2026	02/2028	7,229	—	—	—%
Superman Holdings, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2031	3,115	(5)	—	—%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	07/2025	01/2028	2,035	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2032	763	(3)	—
								(3)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(9) - Undrawn	—	—	—	10/2025	10/2027	$1,886	$—	$—
	First Lien(9) - Undrawn	—	—	—	10/2025	06/2029	503	(2)	—
								(2)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	10/2023	12/2029	1,358	(2)	—	—%
Vamos Bidco, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2025	02/2027	3,640	—	—
	First Lien(8)(9) - Undrawn	—	—	—	01/2025	01/2032	624	(3)	—
								(3)	—	—%
Vehlo Purchaser, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2025	05/2028	2,041	(5)	—	—%
Vessco Midco Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2025	05/2028	2,847	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2031	2,546	(9)	—
								(9)	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	02/2024	10/2028	536	(1)	—	—%
YLG Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	04/2025	11/2026	26	—	—
	First Lien(8)(9) - Undrawn	—	—	—	06/2024	12/2030	1,830	(1)	—
								(1)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2024	05/2028	2	—	—	—%
Zone Climate Services, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	11/2023	03/2028	156	(2)	(1)	(0.00)%
Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2032	1,120	(1)	(1)	(0.00)%
PROS Parent, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2032	1,958	(2)	(2)	(0.00)%
Foreside Financial Group, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	10/2024	10/2029	581	—	(3)	(0.00)%
AWP Group Holdings, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	04/2026	12/2032	959	(4)	(4)	(0.00)%
Victors Purchaser, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2027	1,161	—	(1)
	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2032	2,004	(5)	(3)
								(5)	(4)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Archduke Buyer, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2032	$888	$(4)	$(4)	(0.00)%
Centegix Intermediate II, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2025	08/2032	83	—	—
	First Lien(8)(9) - Undrawn	—	—	—	03/2026	03/2028	828	—	(4)
								—	(4)	(0.00)%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	08/2022	08/2029	255	(3)	(5)	(0.00)%
Jeppesen Holdings, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	10/2025	11/2032	2,710	(6)	(7)	(0.00)%
KENG Acquisition, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2023	08/2029	675	(3)	(3)
	First Lien(8)(9) - Undrawn	—	—	—	01/2025	01/2027	779	—	(4)
								(3)	(7)	(0.00)%
ICAT Intermediate Holdings, LLC
Distribution & Logistics	First Lien(8)(9) - Undrawn	—	—	—	08/2026	03/2029	787	(7)	(8)	(0.00)%
Galway Borrower LLC
Business Services	First Lien(9) - Undrawn	—	—	—	02/2026	09/2028	273	(1)	(3)
	First Lien(9) - Undrawn	—	—	—	02/2026	02/2028	531	—	(5)
								(1)	(8)	(0.00)%
Acumatica Holdings, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2032	3,148	—	(10)	(0.00)%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	08/2025	08/2031	691	(3)	(3)
	First Lien(8)(9) - Undrawn	—	—	—	08/2025	08/2027	1,698	—	(8)
								(3)	(11)	(0.00)%
Project Potter Buyer, LLC
Software	First Lien(9) - Undrawn	—	—	—	09/2026	10/2028	1,403	—	—
	First Lien(9) - Undrawn	—	—	—	09/2026	09/2033	1,634	(12)	(12)
								(12)	(12)	(0.00)%
LF Parent Co, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2026	05/2033	1,169	(6)	(6)
	First Lien(8)(9) - Undrawn	—	—	—	05/2026	05/2028	1,336	—	(7)
								(6)	(13)	(0.00)%
IEM New Sub 2, LLC
Business Products	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2027	2,955	—	(15)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
PDQ.COM Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2027	$1,456	$—	$(7)
	First Lien(8)(9) - Undrawn	—	—	—	10/2023	10/2032	1,647	(10)	(8)
								(10)	(15)	(0.00)%
Jawbreaker Topco, L.P. (17)
Jawbreaker Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2026	01/2029	1,587	—	(8)
	First Lien(8)(9) - Undrawn	—	—	—	01/2026	01/2033	1,587	(7)	(8)
								(7)	(16)	(0.00)%
Eide Bailly Advisory LLC
Financial Services & Technology	First Lien(8)(9) - Undrawn	—	—	—	07/2026	07/2028	4,396	—	—
	First Lien(8)(9) - Undrawn	—	—	—	07/2026	07/2033	3,565	(17)	(18)
								(17)	(18)	(0.00)%
Diligent Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	04/2024	08/2030	602	(2)	(20)	(0.00)%
MRI Software LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2027	441	—	(7)
	First Lien(8)(9) - Undrawn	—	—	—	12/2023	02/2028	898	(4)	(13)
								(4)	(20)	(0.00)%
Businessolver.com, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2032	3,663	(8)	(9)
	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2027	5,198	—	(13)
								(8)	(22)	(0.00)%
Maverick Bidco Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2031	1,028	(2)	(10)
	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2027	1,286	—	(13)
								(2)	(23)	(0.00)%
DT1 Midco Corp.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	06/2025	12/2030	976	(3)	(7)
	First Lien(8)(9) - Undrawn	—	—	—	06/2025	04/2027	2,113	—	(16)
								(3)	(23)	(0.00)%
Optimizely North America Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	10/2024	10/2031	750	(3)	(24)	(0.00)%
Wrench Group LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	10/2025	09/2027	1,071	—	(12)
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	09/2031	1,071	(4)	(12)
								(4)	(24)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Pike Corporation
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2032	$4,581	$(10)	$(11)
	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2028	5,726	—	(14)
								(10)	(25)	(0.00)%
Xactly Corporation
Software	First Lien(8)(9) - Undrawn	—	—	—	07/2024	07/2027	538	—	(30)	(0.00)%
HP ITS Buyer, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	07/2026	06/2028	109	—	(1)
	First Lien(8)(9) - Undrawn	—	—	—	07/2026	07/2033	2,233	(11)	(11)
	First Lien(8)(9) - Undrawn	—	—	—	07/2026	06/2028	3,725	—	(19)
								(11)	(31)	(0.00)%
Supernova Intermediate Pty Ltd
Software	First Lien(8)(9) - Undrawn	—	—	—	05/2026	05/2033	3,646	(9)	(9)
	First Lien(8)(9) - Undrawn	—	—	—	05/2026	05/2029	8,898	—	(22)
								(9)	(31)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	08/2024	08/2030	1,263	(13)	(32)	(0.00)%
Fetch, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	03/2026	03/2033	2,439	(11)	(12)
	First Lien(8)(9) - Undrawn	—	—	—	03/2026	09/2028	4,065	—	(20)
								(11)	(32)	(0.00)%
Viper Bidco, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	09/2025	09/2027	7,896	—	(39)	(0.01)%
Brave Parent Holdings, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	11/2023	11/2030	2,113	(4)	(42)	(0.01)%
Bonterra LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2025	03/2032	686	(2)	(12)
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2027	1,793	—	(31)
								(2)	(43)	(0.01)%
Meta Buyer LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2031	3,370	(17)	(17)
	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2027	5,763	—	(29)
								(17)	(46)	(0.01)%
MedX Holdings, LLC
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2032	1,037	(4)	(21)
	First Lien(8)(9) - Undrawn	—	—	—	07/2025	07/2027	1,301	—	(26)
								(4)	(47)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
OEConnection LLC
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2028	$2,777	$—	$(21)
	First Lien(8)(9) - Undrawn	—	—	—	04/2024	12/2032	3,472	(10)	(26)
								(10)	(47)	(0.01)%
Lighthouse Buyer, Inc.
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2031	1,103	(6)	(6)
	First Lien(8)(9) - Undrawn	—	—	—	12/2025	12/2028	9,846	—	(49)
								(6)	(55)	(0.01)%
Einstein Parent, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	01/2025	01/2031	3,560	(26)	(80)	(0.01)%
iCIMS, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	08/2022	08/2028	894	(8)	(81)	(0.01)%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(8)(9) - Undrawn	—	—	—	10/2025	07/2027	966	—	(10)
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	10/2032	2,736	(14)	(27)
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	07/2027	3,583	—	(36)
	First Lien(8)(9) - Undrawn	—	—	—	10/2025	07/2027	3,868	—	(39)
								(14)	(112)	(0.01)%
Runway Bidco, LLC
Software	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2031	3,633	(14)	(55)
	First Lien(8)(9) - Undrawn	—	—	—	12/2024	12/2026	7,265	—	(109)
								(14)	(164)	(0.01)%
PetVet Care Centers, LLC
Consumer Services	First Lien(8)(9) - Undrawn	—	—	—	10/2023	11/2029	1,465	(15)	(205)	(0.02)%
Diamondback Acquisition, Inc.
Software	First Lien(8)(9) - Undrawn	—	—	—	09/2025	09/2032	1,991	(5)	(90)
	First Lien(8)(9) - Undrawn	—	—	—	09/2025	09/2027	6,097	—	(274)
								(5)	(364)	(0.03)%
Total Unfunded Debt Investments - United States								$(541)	$(1,763)	(0.15)%
Unfunded Debt Investments - Australia
Adelaide Borrower, LLC**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	05/2024	11/2027	760	—	—
	First Lien(8)(9) - Undrawn	—	—	—	05/2024	05/2030	667	(4)	—
								(4)	—	—%
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	12/2022	12/2028	740	(2)	—	—%
Total Unfunded Debt Investments - Australia								$(6)	$—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (10)	Spread (10)	Interest Rate (10)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares (19)	Cost	Fair Value	Percent of Members' Capital
Unfunded Debt Investments - France
Datheos Bidco**
Business Services	First Lien(8)(9)(18) - Undrawn	—	—	—	12/2025	10/2029	€3,571	—	(22)	(0.00)%
Total Unfunded Debt Investments - France								$—	$(22)	(0.00)%
Unfunded Debt Investments - Switzerland
Matterhorn Finco, Inc.**
Software	First Lien(8)(9) - Undrawn	—	—	—	03/2026	03/2033	$698	$(3)	$(3)
	First Lien(4)(7)(8)(9) - Undrawn	—	—	—	03/2026	03/2033	698	(3)	(3)
								(6)	(6)	(0.00)%
Total Unfunded Debt Investments - Switzerland								$(6)	$(6)	(0.00)%
Unfunded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First Lien(8)(9) - Undrawn	—	—	—	02/2024	02/2030	$3,293	$(41)	$—	—%
Total Unfunded Debt Investments - United Kingdom								$(41)	$—	—%
Total Unfunded Debt Investments								$(594)	$(1,791)	(0.15)%
Total Non-Controlled/Non-Affiliated Investments								$2,162,059	$2,132,541	181.34%
Total Investments								$2,162,059	$2,132,541	181.34%

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
(10)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P), the Sterling Overnight Index Average Rate (SONIA), the Euro Interbank Offered Rate (EURIBOR) and the alternative base rate (Base) and which resets Daily (D), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of September 30, 2026.
(11)The Company holds Class N-3 common units in Panzura Holdings, LLC and a first lien term loan in Panzura, LLC, a wholly-owned subsidiary of Panzura Holdings, LLC.
(12)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $3,966.
(13)The Company holds Class B preferred units in FS WhiteWater Holdings, LLC and a first lien term loan, four first lien delayed draws and a first lien revolver in FS WhiteWater Borrower, LLC, a wholly-owned subsidiary of FS WhiteWater Holdings, LLC. The Company's Class B preferred units are entitled to receive cumulative
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $263.
(14)The Company holds Series A preferred shares in HIG Intermediate, Inc. and a first lien term loan and a first lien delayed draw in HIG Operations Holdings, Inc., a wholly-owned subsidiary of HIG Intermediate, Inc.
(15)The Company holds Class A-1 common units in KWOR TopCo I, LLC and preferred equity and subordinated notes in KWOR Intermediate I, LLC, a wholly-owned subsidiary of KWOR TopCo I, LLC. The Company also holds a first lien term loan, a first lien delayed draw and a first lien revolver in KWOR Acquisition, Inc., a wholly-owned subsidiary of KWOR Intermediate I, LLC. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $293.
(16)The Company's preferred equity investment in Knockout Intermediate Holdings I, Inc. is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $743.
(17)The Company holds Class A-1 common units in Jawbreaker Topco, L.P. and a first lien term loan, first lien delayed draw and first lien revolver in Jawbreaker Parent, Inc., a partially-owned subsidiary of Jawbreaker Topco, L.P.
(18)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of September 30, 2026, the par value U.S. dollar equivalent of the Packaging Coordinators Midco, Inc. first lien delayed draw is $849 and the Datheos Bidco first lien term loan and delayed draw term loan are $28,228 and $5,132, respectively. See Note 2. Summary of Significant Accounting Policies, for details.
(19)Par amount is denominated in United States Dollar unless otherwise noted, which may include British Pound ("£") and/or Euro ("€").
(20)Investment is on non-accrual status as of September 30, 2026. See Note 3. Investments, for details.
*    All or a portion of interest contains payment in kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2026, 5.42% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.

ADDITIONAL INFORMATION

Foreign Currency Forward Contracts
Counterparty	Currency Purchased	Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
U.S. Bank National Association	$5,229	€4,534	11/4/2026	$92
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV BDC, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(unaudited)

September 30, 2026
Investment Type	Percent of Total Investments at Fair Value
First lien	95.64%
Second lien	2.03%
Subordinated	0.77%
Structured finance obligations	0.09%
Equity and other	1.47%
Total investments	100.00%

September 30, 2026
Industry Type	Percent of Total Investments at Fair Value
Business Services	34.82%
Software	29.26%
Financial Services & Technology	15.01%
Healthcare	8.48%
Consumer Services	5.57%
Distribution & Logistics	2.51%
Education	2.11%
Packaging	1.08%
Business Products	1.07%
Investment Fund	0.09%
Total investments	100.00%

September 30, 2026
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	97.22%
Fixed rates	2.78%
Total investments	100.00%
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
September 30, 2026
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
The Company established New Mountain Guardian IV SPV, L.L.C. (“GIV SPV”) on July 26, 2022 as a wholly-owned direct subsidiary of the Company, whose assets are used to secure GIV SPV's credit facility. The Company established New Mountain Guardian IV Holdings, L.L.C. ("GIV Holdings"), formerly known as New Mountain Guardian IV Issuer SPV, L.L.C., on October 28, 2022 as a wholly-owned direct subsidiary, whose assets are used to secure GIV Holdings' credit facility. The Company established New Mountain Guardian IV SPV II, L.L.C. ("GIV SPV II") on September 23, 2026 as a wholly-owned direct subsidiary of the Company. As of September 30, 2026, there were no assets or liabilities held by GIV SPV II. The Company established New Mountain Guardian IV Panzura, Inc. ("GIV Panzura") and New Mountain Guardian IV PPP, Inc. ("GIV PPP") as wholly-owned direct subsidiaries, which are treated as corporations for U.S. federal income tax purposes and are intended to facilitate the Company's compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in certain of the Company's portfolio companies that are organized as a limited liability company or other form of pass-through entity. The Company consolidates GIV Panzura and GIV PPP for accounting purposes, but the corporations are not consolidated for U.S. federal income tax purposes, and may incur U.S. federal income tax expense as a result of their ownership of the portfolio companies.

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
As of September 30, 2026, the Company's top five industry concentrations were business services, software, financial services & technology, healthcare and consumer services.
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946"). The Company consolidates its wholly-owned direct subsidiaries GIV SPV, GIV Holdings, GIV SPV II, GIV Panzura and GIV PPP.
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
Derivative instruments and hedging activities—The Company follows the guidance in Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815"), when accounting for derivative instruments and hedging activities. The Company may utilize derivatives to support its overarching risk management objectives. The primary market risk that the Company is exposed to is fluctuations in the value of foreign currencies, which the Company seeks to mitigate through derivative transactions.

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
Foreign currency forward contracts are agreements to exchange one currency for another at a specified exchange rate on a specified future date. The Company enters into foreign currency forward contracts to manage its exposure to fluctuations in foreign exchange rates on investments denominated in non-U.S. currencies. The foreign currency forward contract is not designated as a hedging instrument in a qualifying hedge accounting relationship. Changes in fair value of the derivative contract are recorded as changes in unrealized appreciation (depreciation) of derivative instruments on the Company’s Consolidated Statements of Operations. Net realized gains and losses on derivative assets and derivative liabilities that are not designated in a qualifying hedge accounting relationship are included in net realized gains (losses) on derivative instruments in the Consolidated Statements of Operations. The fair value of the foreign currency forward contract is included as a component of "Derivative asset at fair value" on the Company’s Consolidated Statements of Assets, Liabilities and Members' Capital.
The Company elected not to offset derivative assets and liabilities and cash collateral held with the same counterparty where it has a legally enforceable master netting agreement.
Refer to Note 4. Fair Value for more information on derivative instruments.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2026 and December 31, 2025. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2026, the Company recognized PIK interest from investments of $1,131 and $3,602, respectively, and non-cash dividends from investments of $163 and $554, respectively. For the three and nine months ended September 30, 2025, the Company recognized PIK interest from investments of $1,085 and $3,299, respectively, and non-cash dividends from investments of $206 and $583, respectively.
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
For the three and nine months ended September 30, 2026, the Company recognized total current income tax expenses of approximately $28 and $221, respectively, and total deferred income tax provision of approximately $403 and $578, respectively, for the Company's consolidated subsidiaries. For the three and nine months ended September 30, 2025, the Company recognized total current income tax expenses of approximately $67 and $232, respectively, and total deferred income tax provision of approximately $88 and $263, respectively, for the Company's consolidated subsidiaries.

As of September 30, 2026 and December 31, 2025, the Company had $1,011 and $434, respectively, of deferred tax liabilities primarily relating to deferred taxes attributable to certain differences between the computation of income for the U.S. federal income tax purposes as compared to GAAP.
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
Note 3. Investments
At September 30, 2026, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$2,065,018	$2,039,591
Second lien	48,330	43,282
Subordinated	16,389	16,440
Structured finance obligations	1,996	1,987
Equity and other	30,326	31,241
Total investments	$2,162,059	$2,132,541

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$743,827	$742,573
Software	640,292	623,872
Financial Services & Technology	317,192	320,032
Healthcare	181,001	180,919
Consumer Services	121,730	118,813
Distribution & Logistics	53,524	53,605
Education	50,324	44,954
Packaging	29,544	22,983
Business Products	22,629	22,803
Investment Fund	1,996	1,987
Total investments	$2,162,059	$2,132,541
At December 31, 2025, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,903,658	$1,902,905
Second lien	53,838	54,485
Subordinated	15,076	15,292
Structured finance obligations	1,996	2,024
Equity and other	31,797	32,179
Total investments	$2,006,365	$2,006,885
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$726,148	$728,407
Software	580,568	579,937
Financial Services & Technology	284,631	286,135
Healthcare	211,425	212,182
Consumer Services	100,777	100,315
Education	43,620	42,639
Business Products	23,306	23,582
Food & Beverage	14,192	14,180
Packaging	12,851	10,583
Distribution & Logistics	6,851	6,901
Investment Fund	1,996	2,024
Total investments	$2,006,365	$2,006,885
During the third quarter of 2026, the Company placed its first lien term loan position in LogRhythm, Inc. ("LogRhythm") on non-accrual status. For the three and nine months ended September 30, 2026, the Company's first lien term loan position in LogRhythm had total unearned income of $245 and $245.
During the third quarter of 2026, the Company placed its preferred equity position in KWOR Intermediate I, LLC ("KWOR") on non-accrual status. For the three and nine months ended September 30, 2026, the Company's preferred equity position in KWOR had total unearned income of $9 and $9, respectively.

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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of September 30, 2026:

	Total	Level I	Level II	Level III
First lien	$2,039,591	$—	$127,947	$1,911,644
Second lien	43,282	—	18,618	24,664
Subordinated	16,440	—	—	16,440
Structured finance obligations	1,987	—	—	1,987
Equity and other	31,241	—	—	31,241
Total investments	$2,132,541	$—	$146,565	$1,985,976
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2025:

	Total	Level I	Level II	Level III
First lien	$1,902,905	$—	$116,070	$1,786,835
Second lien	54,485	—	9,930	44,555
Subordinated	15,292	—	—	15,292
Structured finance obligations	2,024	—	—	2,024
Equity and other	32,179	—	—	32,179
Total investments	$2,006,885	$—	$126,000	$1,880,885

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2026, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2026:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, June 30, 2026	$1,941,712	$1,863,574	$29,877	$15,989	$1,971	$30,301
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation) of investments	114	769	(1,567)	—	16	896
Purchases, including capitalized PIK and revolver fundings	114,551	114,056	—	451	—	44
Proceeds from sales and paydowns of investments	(59,567)	(50,055)	(9,512)	—	—	—
Transfers into Level III (1)	5,866	—	5,866	—	—	—
Transfers out of Level III (1)	(16,700)	(16,700)	—	—	—	—
Fair Value, September 30, 2026	$1,985,976	$1,911,644	$24,664	$16,440	$1,987	$31,241
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$72	$726	$(1,567)	$—	$16	$897

(1)    As of September 30, 2026, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarterly period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, June 30, 2025	$1,552,321	$1,468,511	$35,575	$14,530	$2,006	$31,699
Total gains or losses included in earnings:
Net realized gains (losses) on investments	2	—	—	—	—	2
Net change in unrealized appreciation (depreciation) of investments	1,085	922	54	34	6	69
Purchases, including capitalized PIK and revolver fundings	172,350	162,447	9,464	394	—	45
Proceeds from sales and paydowns of investments	(179,375)	(171,920)	(7,358)	—	—	(97)
Transfers into Level III (1)	7,194	—	7,194	—	—	—
Transfers out of Level III (1)	(30,055)	(30,055)	—	—	—	—
Fair Value, September 30, 2025	$1,523,522	$1,429,905	$44,929	$14,958	$2,012	$31,718
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,089	$927	$54	$34	$5	$69

(1)     As of September 30, 2025, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarterly period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2026, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2026:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, December 31, 2025	$1,880,885	$1,786,835	$44,555	$15,292	$2,024	$32,179
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(648)	(692)	—	—	—	44
Net change in unrealized appreciation (depreciation) of investments	(15,404)	(15,278)	(486)	(152)	(37)	549
Purchases, including capitalized PIK and revolver fundings (1)	323,100	316,377	844	1,300	—	4,579
Proceeds from sales and paydowns of investments (1)	(216,600)	(200,978)	(9,512)	—	—	(6,110)
Transfers into Level III (2)	80,218	56,350	23,868	—	—	—
Transfers out of Level III (2)	(65,575)	(30,970)	(34,605)	—	—	—
Fair Value, September 30, 2026	$1,985,976	$1,911,644	$24,664	$16,440	$1,987	$31,241
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(19,844)	$(16,185)	$(4,019)	$(152)	$(37)	$549

(1)     Includes non-cash reorganizations and restructurings.
(2)     As of September 30, 2026, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, December 31, 2024	$1,337,720	$1,272,214	$21,129	$13,420	$—	$30,957
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(466)	(478)	—	—	—	12
Net change in unrealized appreciation (depreciation) of investments	857	517	(478)	173	16	629
Purchases, including capitalized PIK and revolver fundings (1)	437,103	423,070	11,773	1,365	—	895
Proceeds from sales and paydowns of investments (1)	(308,394)	(300,261)	(7,358)	—	—	(775)
Transfers into Level III (2)	82,421	60,562	19,863	—	1,996	—
Transfers out of Level III (2)	(25,719)	(25,719)	—	—	—	—
Fair Value, September 30, 2025	$1,523,522	$1,429,905	$44,929	$14,958	$2,012	$31,718
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$430	$90	$(478)	$173	$16	$629

(1)     Includes non-cash reorganizations and restructurings.
(2)     As of September 30, 2025, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three and nine months ended September 30, 2026 and September 30, 2025. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2026 and December 31, 2025, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2026 and December 31, 2025, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2026 were as follows:

				Range
Type	Fair Value as of September 30, 2026	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,798,955	Market & income approach	EBITDA multiple	6.0x	22.0x	15.7x
			Revenue multiple	1.0x	10.5x	6.6x
			Discount rate	7.4%	66.0%	10.5%
	112,689	Other	N/A (2)	N/A	N/A	N/A
Second lien	24,664	Market & income approach	EBITDA multiple	10.0x	20.5x	20.0x
			Discount rate	10.5%	28.7%	17.4%
Subordinated	16,440	Market & income approach	EBITDA multiple	8.5x	18.0x	14.7x
			Discount rate	13.4%	15.2%	14.5%
Structured Finance Obligations	1,987	Income approach	Discount rate	11.3%	11.3%	11.3%
Equity and other	31,241	Market & income approach	EBITDA multiple	8.5x	19.0x	17.0x
			Revenue multiple	1.0x	2.5x	1.8x
			Discount rate	12.8%	29.0%	13.8%
	$1,985,976

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

The following are the principal amounts and fair values of the Company’s borrowings as of September 30, 2026 and December 31, 2025. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	September 30, 2026		December 31, 2025
	Principal Amount	Fair Value	Principal Amount	Fair Value
UBS Credit Facility	$300,000	$300,541	$394,000	$394,835
Wells Credit Facility (1)	664,150	661,350	422,166	423,826
Total	$964,150	$961,891	$816,166	$818,661

(1)As of September 30, 2026, the principal amount of the Wells Credit Facility was $664,150, which included £494 denominated in GBP and €21,174 denominated in EUR that has been translated to U.S. dollars. As of September 30, 2026, the fair value of the Wells Credit Facility was $661,350, which included £492 denominated in GBP and €21,065 denominated in EUR that has been translated to U.S. dollars. As of December 31, 2025, the principal amount of the Wells Credit Facility was $422,166, which included £494 denominated in GBP that has been translated to U.S. dollars. As of December 31, 2025, the fair value of the Wells Credit Facility was $423,826, which included £496 denominated in GBP that has been translated to U.S. dollars.
The Company's foreign currency forward contract with a notional amount of €4,534 is considered a Level II investment as of September 30, 2026. The unrealized depreciation of $31 and unrealized appreciation of $92 for the three and nine months ended September 30, 2026, respectively, is included within net change in unrealized appreciation (depreciation) of derivative instruments in the Consolidated Statements of Operations.
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
Incentive Fee on Pre-Incentive Fee Net Investment Income
The portion based on the Company's income (the "Income Incentive Fee") is based on pre-incentive fee net investment income ("Pre-Incentive Fee Net Investment Income"). Pre-Incentive Fee Net Investment Income means interest income, dividend income and any fee income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement (as defined below), and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
•100% of the dollar amount of the Company's Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to a rate of return of 2.059% (8.235% annualized). The Company refers to this portion of the Company's Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 2.059%) as the "catch-up". The "catch-up" is meant to provide the Investment Adviser with approximately 15.0% of the Company's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeds 2.059% in any calendar quarter; and
•15.0% of the dollar amount of the Company's Pre-Incentive Fee Net Investment Income, if any, that exceeds a rate of return of 2.059% (8.235% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 15.0% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to the Investment Adviser.
For both the three and nine months ended September 30, 2026 and September 30, 2025, there were no incentive fees waived by the Investment Adviser. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For both the three and nine months ended September 30, 2026 and September 30, 2025, there were no reimbursements to the Investment Adviser pursuant to this provision.

The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the Company's outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Management fee	$3,474	$2,504	$10,425	$7,236
Less: management fee waiver	—	(24)	—	(45)
Net management fee	3,474	2,480	10,425	7,191
Income based incentive fee	$4,907	$3,953	$14,195	$11,813
Capital gains incentive fee	$—	$(373)	$—	$(1,671)
As of both September 30, 2026 and December 31, 2025, no incentive fees on capital gains were accrued or payable under the Investment Management Agreement by the Company, as both hypothetical and actual return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement"), under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Company's board of directors on February 11, 2026 for a period of 12 months commencing on March 1, 2026. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2026, approximately $311 and $886, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. For the three and nine months ended September 30, 2025, approximately $257 and $828, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of September 30, 2026 and December 31, 2025, approximately $311 and $297, respectively, of indirect administrative expenses were included in payable to affiliates.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the three and nine months ended September 30, 2025:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Interest expense	$919	$1,216
Amortization of financing costs	$—	$2
Weighted average interest rate	7.2%	7.2%
Effective interest rate	7.2%	7.2%
Average debt outstanding	$50,408	$22,462
As of December 31, 2025, there was no outstanding balance on the BMO Subscription Line and the Company was in compliance with the applicable covenants of the Loan Authorization Agreement on such date.
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
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the UBS Credit Facility for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense	$4,470	$5,204	$13,553	$14,111
Non-usage fee	$117	$56	$318	$266
Amortization of financing costs	$145	$96	$430	$286
Weighted average interest rate	5.7%	6.7%	5.7%	6.7%
Effective interest rate	6.0%	6.9%	6.0%	6.9%
Average debt outstanding	$307,457	$305,370	$315,018	$278,815
As of September 30, 2026 and December 31, 2025, the outstanding balance on the UBS Credit Facility was $300,000 and $394,000, respectively, and GIV SPV was in compliance with the applicable covenants of the UBS Loan and Security Agreement on such dates.
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
The following table summarizes the interest expense, non-usage fee and amortization of financing costs incurred on the Wells Credit Facility for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense	$8,437	$7,921	$23,572	$23,307
Non-usage fee	$181	$19	$624	$91
Amortization of financing costs	$453	$318	$1,326	$890
Weighted average interest rate	5.4%	6.4%	5.4%	6.5%
Effective interest rate	5.9%	6.7%	5.9%	6.7%
Average debt outstanding	$606,533	$484,717	$572,178	$475,686

As of September 30, 2026, the outstanding balance on the Wells Credit Facility was $664,150, which included £494 denominated in GBP and €21,174 denominated in EUR that has been translated to U.S. dollars. As of December 31, 2025, the outstanding balance on the Wells Credit Facility was $422,166, which included £494 denominated in GBP that has been translated to U.S. dollars. GIV Holdings was in compliance with the applicable covenants of the Wells Loan and Security Agreement on such dates.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2026, the Company had unfunded commitments on revolving credit facilities of $146,633, no outstanding bridge financing commitments, and other future funding commitments of $175,227, which included €3,571 denominated in EUR that has been translated to U.S. dollars. As of December 31, 2025, the Company had unfunded commitments on revolving credit facilities of $144,057, no outstanding bridge financing commitments, and other future funding commitments of $264,948, which included €4,529 denominated in EUR that has been translated to U.S. dollars. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the UBS Credit Facility and Wells Credit Facility as of September 30, 2026 and December 31, 2025. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2026 and December 31, 2025, the Company had commitment letters to purchase investments in the aggregate par amount of $5,201 and $50,888, respectively, which could require funding in the future.
Note 9. Members' Capital
There were no Units issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2026.
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to Subscription Agreements for the nine months ended September 30, 2025.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
September 16, 2025	September 30, 2025	6,039,480	$60,395

The following table reflects the distributions declared on the Company's Units for the nine months ended September 30, 2026.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 25, 2026	March 31, 2026	April 20, 2026	$0.207
June 25, 2026	June 30, 2026	July 20, 2026	0.228
September 25, 2026	September 30, 2026	October 20, 2026	0.232
			$0.667
The following table reflects the distributions declared on the Company's Units for the nine months ended September 30, 2025.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 25, 2025	March 28, 2025	April 21, 2025	$0.267
June 23, 2025	June 27, 2025	July 21, 2025	0.286
September 22, 2025	September 29, 2025	October 20, 2025	0.274
			$0.827
Note 10. Earnings (Loss) Per Unit
The following information sets forth the computation of basic net increase (decrease) in the Company's members' capital per unit resulting from operations for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Earnings (Loss) per unit—basic & diluted
Numerator for basic & diluted earnings (loss) per unit:	$22,072	$20,097	$49,800	$57,520
Denominator for basic & diluted weighted average per unit:	120,834,931	81,040,010	120,834,931	80,996,486
Basic & diluted earnings (loss) per unit:	$0.18	$0.25	$0.41	$0.71

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2026 and September 30, 2025.

	Nine Months Ended
	September 30, 2026	September 30, 2025
Per unit data(1):
Members' capital, December 31, 2025 and December 31, 2024, respectively	$9.99	$10.13
Net investment income (loss)	0.67	0.85
Net realized and unrealized gains (losses)	(0.26)	(0.13)
Total net increase (decrease)	0.41	0.72
Net increase (decrease) in members' capital from capital transactions	—	(0.01)
Distributions declared to unitholders from net investment income	(0.67)	(0.83)
Members' capital, September 30, 2026 and September 30, 2025, respectively	$9.73	$10.01
Total return based on members' capital(2)	4.23%	7.17%
Units outstanding at end of period	120,834,931	87,013,843
Average weighted units outstanding for the period	120,834,931	80,996,486
Average members' capital for the period	$1,189,721	$817,084
Ratio to average members' capital:
Net investment income (loss)(3)	9.04%	11.23%
Total expenses, before waivers(3)	7.73%	10.04%
Total expenses, net of waivers(3)	7.73%	10.03%

Average debt outstanding—Wells Credit Facility(4)	$572,178	$475,686
Average debt outstanding—BMO Subscription Line	N/A	$22,462
Average debt outstanding—UBS Credit Facility	$315,018	$278,815
Asset coverage ratio	221.97%	206.03%
Portfolio turnover	10.58%	21.72%

Capital Commitments	$1,207,896	$1,207,896
Funded Capital Commitments	$1,207,896	$869,685
% of Capital Commitments funded	100.00%	72.00%

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
(4)Under the Wells Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2026, the Company had borrowings denominated in GBP of £494 and borrowings denominated in EUR of €21,174 that have been translated to U.S. dollars.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of New Mountain Guardian IV BDC, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian IV BDC, L.L.C. and subsidiaries (the "Company"), including the consolidated schedule of investments, as of September 30, 2026, the related consolidated statements of operations, and changes in members’ capital for the three-month and nine-month periods ended September 30, 2026 and 2025, the consolidated statements of cash flows and financial highlights for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
November 10, 2026

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
We established New Mountain Guardian IV SPV, L.L.C. ("GIV SPV") on July 26, 2022 as a wholly-owned direct subsidiary, whose assets are used to secure GIV SPV's credit facility. We established New Mountain Guardian IV Holdings, L.L.C. ("GIV Holdings"), formerly known as New Mountain Guardian IV Issuer SPV, L.L.C., on October 28, 2022 as a wholly-owned direct subsidiary, whose assets are used to secure GIV Holdings' credit facility. We established New Mountain Guardian IV SPV II, L.L.C. ("GIV SPV II") on September 23, 2026 as a wholly-owned direct subsidiary. As of September 30, 2026, there were no assets or liabilities held by GIV SPV II. We established New Mountain Guardian IV Panzura, Inc. ("GIV Panzura") and New Mountain Guardian IV PPP, Inc. ("GIV PPP") as wholly-owned direct subsidiaries, which are treated as corporations for U.S. federal income tax purposes and are intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in certain of our portfolio companies that are organized as a limited liability company or other form of pass-through entity; we consolidate these corporations for accounting purposes but the corporations are not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of their ownership of the portfolio companies.
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
As of September 30, 2026, our top five industry concentrations were business services, software, financial services & technology, healthcare and consumer services.
As of September 30, 2026, our members' capital was approximately $1,176.0 million and our portfolio had a fair value of approximately $2,132.5 million in 144 portfolio companies.

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
Basis of Accounting
We consolidate our wholly-owned direct subsidiaries GIV SPV, GIV Holdings, GIV SPV II, GIV Panzura and GIV PPP. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946").
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of September 30, 2026.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2026.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2026 we recognized PIK interest from investments of $1.1 million and $3.6 million, respectively, and non-cash dividends from investments of $0.2 million and $0.6 million, respectively. For the three and nine months ended September 30, 2025 we recognized PIK interest from investments of $1.1 million and $3.3 million, respectively, and non-cash dividends from investments of $0.2 million and $0.6 million, respectively.
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
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Ratings of our portfolio companies as of September 30, 2026:

(in millions)	As of September 30, 2026
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$2,063.6	95.4%	$2,048.7	96.0%
Yellow	94.2	4.4%	80.3	3.8%
Orange	4.3	0.2%	3.5	0.2%
Red	—	—%	—	—%
	$2,162.1	100.0%	$2,132.5	100.0%

As of September 30, 2026, all investments in our portfolio had a Green Risk Rating, with the exception of 9 portfolio companies that had a Yellow Risk Rating and 1 portfolio company that had an Orange Risk Rating.
During the third quarter of 2026, we placed our first lien term loan position in LogRhythm, Inc. ("LogRhythm") on non-accrual status. For the three and nine months ended September 30, 2026, our first lien term loan position in LogRhythm had total unearned income of $0.2 million and $0.2 million, respectively. As of September 30, 2026, our investment in LogRhythm had an Orange Risk Rating.
During the third quarter of 2026, we placed our preferred equity position in KWOR Intermediate I, LLC ("KWOR") on non-accrual status. For the three and nine months ended September 30, 2026, our preferred equity position in KWOR had total unearned income of less than $0.1 million and less than $0.1 million, respectively. As of September 30, 2026, our investment in KWOR had a Yellow Risk Rating.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $2,132.5 million in 144 portfolio companies at September 30, 2026 and approximately $2,006.9 million in 131 portfolio companies at December 31, 2025.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2026 and September 30, 2025:

	Nine Months Ended
(in millions)	September 30, 2026	September 30, 2025
Investments in 68 and 75, respectively, new and existing portfolio companies	$350.3	$451.4
Debt repayments in existing portfolio companies	(173.9)	(328.7)
Sales of securities in 6 and 4 portfolio companies, respectively	(41.3)	(11.2)
Change in unrealized appreciation on 32 and 39 portfolio companies, respectively	4.2	3.5
Change in unrealized depreciation on 119 and 93 portfolio companies, respectively	(33.2)	(13.6)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.
Results of Operations for the Three Months Ended September 30, 2026 and September 30, 2025
Revenue

	Three Months Ended
(in millions)	September 30, 2026	September 30, 2025
Total interest income	$49.5	$42.3
Dividend income	0.7	0.9
Fee income	1.2	1.4
Total investment income	$51.4	$44.6
Our total investment income increased by approximately $6.8 million for the three months ended September 30, 2026 as compared to the same period in the prior year. For the three months ended September 30, 2026, total investment income of approximately $51.4 million consisted of approximately $45.6 million in cash interest from investments, approximately $1.1 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $2.8 million, approximately $0.7 million in dividends from investments and approximately $1.2 million in fee income.
The increase in interest income of approximately $7.2 million during the three months ended September 30, 2026 was primarily attributable to our increasing invested balances as compared to the same period in the prior year. Fee income during the three months ended September 30, 2026, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront fees received from 5 different portfolio companies and commitment fees on unfunded investments.

Operating Expenses

	Three Months Ended
(in millions)	September 30, 2026	September 30, 2025
Management fee	$3.5	$2.5
Less: management fee waiver	—	(0.0)
Net management fee	3.5	2.5
Interest and other financing expenses	13.9	14.6
Income based incentive fee	4.9	3.9
Administrative expenses	0.8	0.6
Professional fees	0.4	0.4
Capital gains incentive fee	—	(0.4)
Other general and administrative expenses	0.1	0.1
Net expenses before income taxes	23.6	21.7
Income tax expense	0.0	0.1
Net expenses after income taxes	$23.6	$21.8
Our total net operating expenses increased by approximately $1.8 million for the three months ended September 30, 2026 as compared to the same period in the prior year. Our net management fee increased by approximately $1.0 million and our income based incentive fee increased by approximately $1.0 million for the three months ended September 30, 2026 as compared to the same period in the prior year. The increase in management fees and income based incentive fees over the three months ended September 30, 2026 as compared to the same period in the prior year was attributable to larger managed and invested capital balances. There were no capital gains incentive fees for the three months ended September 30, 2026. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than the cumulative amount in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized and distributions are greater than contributions.
Interest and other financing expenses decreased by approximately $0.7 million during the three months ended September 30, 2026 as compared to the same period in the prior year, primarily due to the refinancing of both our UBS Credit Facility and Wells Credit Facility to lower applicable spreads and lower SOFR rates, as well as the termination of the BMO Subscription Line, offset by higher average drawn balances on the UBS Credit Facility and Wells Credit Facility.
Our total administrative expenses, professional fees and other general and administrative expenses remained relatively flat during the three months ended September 30, 2026 as compared to the same period in the prior year.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in millions)	September 30, 2026	September 30, 2025
Net realized gains (losses) on investments	$(0.1)	$0.0
Net realized gains (losses) on derivative instruments	0.1	—
Net change in unrealized appreciation (depreciation) of investments	(5.2)	(2.6)
Net change in unrealized appreciation (depreciation) of foreign currency	(0.1)	—
Net change in unrealized appreciation (depreciation) of derivative instruments	(0.0)	—
(Provision) benefit for taxes	(0.4)	(0.1)
Net realized and unrealized gains (losses)	$(5.7)	$(2.7)
Our net realized losses and unrealized depreciation resulted in a net loss of approximately $5.7 million for the three months ended September 30, 2026 as compared to net realized gain and unrealized depreciation resulting in a net loss of approximately $2.7 million for the same period in the prior year. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The loss for the three months ended September 30, 2026 was most materially driven by unrealized depreciation in RLG Holdings, LLC, Houghton Mifflin Harcourt Company and Tempo Acquisition, LLC, offset by unrealized appreciation in various other portfolio companies. The provision for income taxes was primarily attributable to our equity investments that are held as of September 30, 2026 in our corporate subsidiaries. The net loss for the three months ended September 30, 2025, was primarily driven by the overall decrease in market prices of our investments during the period and material accelerated amortization realized on our investments in Syndigo LLC and CommerceHub, Inc. due to early repayments received during the period. The provision for income taxes was primarily attributable to our equity investments that were held as of September 30, 2025 in our corporate subsidiaries.
Results of Operations for the Nine Months Ended September 30, 2026 and September 30, 2025
Revenue

	Nine Months Ended
(in millions)	September 30, 2026	September 30, 2025
Total interest income	$142.5	$123.6
Dividend income	2.8	2.6
Fee income	3.9	3.7
Total investment income	$149.2	$129.9
Our total investment income increased by approximately $19.3 million for the nine months ended September 30, 2026 as compared to the same period in the prior year. For the nine months ended September 30, 2026, total investment income of approximately $149.2 million consisted of approximately $133.0 million in cash interest from investments, approximately $3.6 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $5.9 million, approximately $2.8 million in dividends from investments and approximately $3.9 million in fee income.
The increase in interest income of approximately $18.9 million during the nine months ended September 30, 2026 was primarily attributable to our increasing invested balances as compared to the same period in the prior year. Fee income during the nine months ended September 30, 2026, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront fees received from 21 different portfolio companies and commitment fees on unfunded investments.
Operating Expenses

	Nine Months Ended
(in millions)	September 30, 2026	September 30, 2025
Management fee	$10.4	$7.2
Less: management fee waiver	—	(0.0)
Net management fee	10.4	7.2
Interest and other financing expenses	40.1	40.3
Income based incentive fee	14.2	11.8
Administrative expenses	2.3	2.0
Professional fees	1.2	1.2
Organizational and offering expenses	—	0.0
Capital gains incentive fee	—	(1.7)
Other general and administrative expenses	0.3	0.3
Net expenses before income taxes	68.5	61.1
Income tax expense	0.2	0.2
Net expenses after income taxes	$68.7	$61.3
Our total net operating expenses increased by approximately $7.4 million for the nine months ended September 30, 2026 as compared to the same period in the prior year. Our net management fee increased by approximately $3.2 million and our income based incentive fee increased by approximately $2.4 million for the nine months ended September 30, 2026 as compared to the same period in the prior year. The increase in management fees and income based incentive fees was attributable to larger managed and invested capital balances as compared to the same period in the prior year. There were no capital gains incentive fees for the nine months ended September 30, 2026. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than the cumulative amount in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized and distributions are greater than contributions.

Interest and other financing expenses decreased by approximately $0.2 million during the nine months ended September 30, 2026 as compared to the same period in the prior year, primarily due to the refinancing of both our UBS Credit Facility and Wells Credit Facility to lower applicable spreads and lower SOFR rates, as well as the termination of the BMO Subscription Line, offset by higher average drawn balances on the UBS Credit Facility and Wells Credit Facility.
Our total administrative expenses, professional fees and other general and administrative expenses remained relatively flat during the nine months ended September 30, 2026 as compared to the same period in the prior year.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Nine Months Ended
(in millions)	September 30, 2026	September 30, 2025
Net realized gains (losses) on investments	$(0.8)	$(0.7)
Net realized gains (losses) on derivative instruments	0.2	—
Net change in unrealized appreciation (depreciation) of investments	(29.0)	(10.1)
Net change in unrealized appreciation (depreciation) of foreign currency	(0.6)	—
Net change in unrealized appreciation (depreciation) of derivative instruments	0.1	—
(Provision) benefit for taxes	(0.6)	(0.3)
Net realized and unrealized gains (losses)	$(30.7)	$(11.1)
Our net realized losses and unrealized depreciation resulted in a net loss of approximately $30.7 million for the nine months ended September 30, 2026 as compared to net realized losses and unrealized depreciation resulting in a net loss of approximately $11.1 million for the same period in the prior year. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the nine months ended September 30, 2026 was primarily driven by unrealized depreciation in RLG Holdings, LLC, Houghton Mifflin Harcourt Company, Planview Parent, Inc. and PetVet Care Centers, LLC. The provision for income taxes was primarily attributable to our equity investments that are held as of September 30, 2026 in our corporate subsidiaries. The net loss for the nine months ended September 30, 2025 was primarily driven by the overall decrease in market prices of our investments during the period, realized losses in Barracuda Parent, LLC and KWOR Acquisition, Inc. and material accelerated amortization realized on our investments in Sierra Enterprises, LLC, Syndigo LLC and CommerceHub, Inc. due to early repayments received during the period. The provision for income taxes was primarily attributable to our equity investments that were held as of September 30, 2025 in our corporate subsidiaries.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of September 30, 2026, our asset coverage ratio was 222.0%.

Since our inception on March 18, 2022, we have entered into Subscription Agreements with several investors on various dates. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On September 30, 2026 and December 31, 2025, we had aggregate capital commitments accepted and undrawn capital commitments from investors as follows:

(in millions)	September 30, 2026	December 31, 2025
Capital Commitments	$1,207.9	$1,207.9
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
As of September 30, 2026 and December 31, 2025, our borrowings consisted of the UBS Credit Facility and the Wells Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information.
As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of approximately $42.3 million and $33.9 million, respectively. Our cash used in operating activities for the nine months ended September 30, 2026 and September 30, 2025 was approximately $62.5 million and $65.2 million, respectively. We expect that all current liquidity needs will be met with cash flows from investments and operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the balance sheet. As of September 30, 2026 and December 31, 2025, we had outstanding commitments to third parties to fund investments totaling $321.9 million which included €3.6 million denominated in EUR, that has been translated to U.S. dollars and $409.0 million, which included €4.5 million denominated in EUR, that has been translated to U.S. dollars, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2026 and December 31, 2025, we had commitment letters to purchase investments in the aggregate par amount of $5.2 million and $50.9 million, respectively, which could require funding in the future. As of September 30, 2026 and December 31, 2025, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2026 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
UBS Credit Facility (1)	$300.0	$—	$—	$300.0	$—
Wells Credit Facility (2)	664.2	—	—	664.2	—
Total Contractual Obligations	$964.2	$—	$—	$964.2	$—

(1)Under the terms of the $400.0 million UBS Credit Facility, all outstanding borrowings under that facility ($300.0 million as of September 30, 2026) must be repaid on or before November 4, 2030. As of September 30, 2026, there was approximately $100.0 million of possible capacity remaining under the UBS Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the UBS Credit Facility.
(2)Under the terms of the $750.0 million Wells Credit Facility, all outstanding borrowings under that facility ($664.2 million as of September 30, 2026, which included £0.5 million denominated in GBP and €21.2 million denominated in EUR that has been translated to U.S. dollars as of September 30, 2026) must be repaid on or before November 4, 2030. As of September 30, 2026, there was approximately $85.8 million of possible capacity remaining under the Wells Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the Wells Credit Facility.
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
Distributions and Dividends
Distributions declared to unitholders for the nine months ended September 30, 2026 totaled approximately $80.6 million.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2026, approximately $0.3 million and $0.9 million, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of September 30, 2026, approximately $0.3 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statement of Assets, Liabilities and Members' Capital.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve increased interest rates by 0.25% in September 2026 after previously holding interest rates flat since December 2025, and held interest rates flat at its October 2026 meeting. While market participants had broadly expected additional rate cuts in 2026 at the start of the year, expectations have shifted toward an additional rate increase in 2026, as headline inflation remains above the Federal Reserve's 2% target and geopolitical tensions have added further upside pressure to the inflation outlook. Given the evolving economic environment and the Federal Reserve's continued focus on balancing its dual mandate of full employment and progress toward its long-run inflation target, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which would also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SONIA, EURIBOR or SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the nine months ended September 30, 2026, certain of the loans held in our portfolio had floating Prime, SONIA, EURIBOR or SOFR interest rates. As of September 30, 2026, approximately 97.22% of our investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments and approximately 2.78% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on the floating SOFR, SONIA and EURIBOR interest rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2026. Interest expense is calculated based on the terms of our UBS Credit Facility and Wells Credit Facility. For our borrowings, we use the outstanding balance as of September 30, 2026. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2026, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest and Dividend Income Net of Interest Expense
–200 Basis Points	(17.12)%
–150 Basis Points	(12.84)%
–100 Basis Points	(8.56)%
–50 Basis Points	(4.28)%
+50 Basis Points	4.28%
+100 Basis Points	8.56%
+150 Basis Points	12.84%
+200 Basis Points	17.12%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refer to New Mountain Guardian IV BDC, L.L.C. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2026. From time to time, we or our consolidated subsidiaries may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Company-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2026 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 other than those noted below.
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
(2)Previously filed in connection with New Mountain Guardian IV BDC, L.L.C.'s Current Report on Form 8-K filed on December 6, 2023.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2026.

NEW MOUNTAIN GUARDIAN IV BDC, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ LAURA C. HOLSON
Laura C. Holson Chief Financial Officer (Principal Financial and Accounting Officer), Chief Operating Officer and Treasurer